Form 10-K405
period 1998-12-31
AMM HOLDINGS INC
filed 1999-04-15
CIK 1067531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO  ___________.

                        Commission File Number: 333-60855

                              AMM HOLDINGS, INC.
                (Name of registrant as specified in its charter)

           Delaware                                       52-2088661
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

      Tyson Place, Suite 200
      2607 Kingston Pike                                   37919-4048
      Knoxville, TN                                        (Zip Code)
(Address of principal executive offices)

                                 (423) 329-5300
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorpo rated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

As the Registrant's Common Stock is not publicly traded, the aggregate market value of the voting stock held by non-affiliates of the Registrant cannot be determined.

Indicate the number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date.


      Date                                    Class                 Outstanding Shares
      ----                                    -----                 ------------------
 March 31, 1999              AMM Holdings
                             Common Stock, $.01 par value                1,000

Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc. which is a wholly-owned subsidiary of AMM Holdings, Inc.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                               AMM HOLDINGS, INC.

                           Annual Report on Form 10-K


                                TABLE OF CONTENTS


PART I   ..........................................................................................................   1
         Item 1.           BUSINESS................................................................................   1
         Item 2.           PROPERTIES..............................................................................  10
         Item 3.           LEGAL PROCEEDINGS.......................................................................  11
         Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................  11

PART II  ..........................................................................................................  12
         Item 5.           MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS.........................................................  12
         Item 6.           SELECTED FINANCIAL DATA.................................................................  12
         Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS...................................................................  13
         Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                           RISKS...................................................................................  19
         Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................  20
                  (1)      Report of Independent Public Accountants ...............................................  20
                  (2)      Consolidated Balance Sheets for fiscal years ended December 31, 1997 and 1998...........  21
                  (3)      Consolidated Statements of Operations for fiscal years ended December 31, 1996, 1997 and
                           1998....................................................................................  22
                  (4)      Consolidated Statements of Comprehensive Income for fiscal years ended December 31,
                           1996, 1997 and 1998.....................................................................  23
                  (5)      Consolidated Statements of Equity for fiscal years ended December 31, 1996, 1997 and
                           1998....................................................................................  24
                  (6)      Consolidated Statements of Cash Flows for fiscal years ended December 31, 1996, 1997 and
                           1998....................................................................................  25
                  (7)      Notes to Consolidated Financial Statements..............................................  27
         Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE................................................................  41

PART III ..........................................................................................................  42
         Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................  42
         Item 11.          EXECUTIVE OFFICER COMPENSATION..........................................................  43
         Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................  46
         Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................  46

PART IV  ..........................................................................................................  47
         Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................  47

                                     PART I

Item 1. BUSINESS.

     AMM Holdings ("AMM Holdings", a wholly-owned subsidiary of AMM Holdings,
LLC) is a holding company and does not have any material operations or assets other than ownership of all the capital stock of Anchor Holdings, Inc. ("Holdings"), which does not have any material operations or assets other than ownership of all the capital stock of Moll Industries, Inc. (the "Company"), an operating company. On a proforma basis, AMM Holdings generated 1998 net sales, net loss and EBITDA of $386.1 million, 14.6 million and $37.4 million, respectively.

Overview of the Company

     The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe.

     The Company serves over 450 customers, including leading multinational companies such as Abbott Laboratories, Colgate-Palmolive, Kimberly-Clark, L'Oreal, Maybelline, Motorola, Procter & Gamble, Renault, Revlon, Siemens, Whirlpool and Xerox. Products using the Company's plastic components are sold in a wide range of end markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices. The Company believes that the diversity of its customers, markets and geographic regions creates a stable revenue base and reduces the Company's exposure to particular market or regional economic cycles. On a pro forma basis, the Company generated 1998 net sales, net loss and EBITDA of $386.1 million, $9.8 million and $37.4 million, respectively, making it one of the largest non-automotive plastic injection molding companies in North America and one of the largest plastic component suppliers in Europe.

     The Company has 26 manufacturing facilities with approximately 680 molding machines throughout North America and Europe, including France, Germany, the United Kingdom and Portugal. The Company is capable of providing its customers with integrated design and prototype development, mold design and manufacturing, advanced plastic injection molding capabilities, and value-added finishing services, such as hot stamping, pad printing, assembly and complete product testing, all of which enable it to provide "one-stop" shopping to customers seeking a wide range of services. The Company's technologically advanced manufacturing facilities and equipment enable it to provide customized solutions to highly demanding customer specifications. For 1998, approximately 45% of the Company's sales of molded products were covered by long-term purchase and sale contracts which stipulate anticipated volume requirements and pricing terms. Management believes that few competitors offer the scale, expertise, reputation and range of services that the Company provides.

     The Company was formed through the merger in 1998 (the "Merger") of two leading plastic injection molders, Moll PlastiCrafters Limited Partnership ("Moll") and Anchor Advanced Products, Inc. ("Anchor"), which were each controlled by Mr. George Votis. See Note 2 to the Notes to Consolidated Financial Statements for a description of the Merger and the accounting treatment thereof. Immediately prior to the Merger, Moll and Anchor were independently operated entities. Anchor survived the Merger and changed its name to "Moll Industries, Inc." Mr. Votis acquired Moll's predecessor in 1989 and has since completed seven acquisitions, increasing Moll's revenues from approximately $8 million in 1989 to approximately $223.5 million in 1998 on a pro forma basis. Such acquisitions included the acquisition in August 1997 of a group of companies that had previously been under common ownership ("Hanning") which supplies injection molded plastic components for use in digital photocopiers with manufacturing facilities located in the United States, the United Kingdom and Germany, which had 1998 revenues of $47.0 million, and the acquisition in January 1998 of Somomeca Industries S.A.R.L. and its subsidiaries ("Somomeca"), a French injection molder which had 1998 revenues of $90.5 million. In March 1998, Mr. Votis acquired Anchor, which began operations in 1941 as a manufacturer of cosmetic brushes for Maybelline and which had revenues of $143.0 million in 1998. In June 1998, the Company acquired Gemini Plastic Services, Inc. ("Gemini") which had revenues of $19.6 million in 1998. In addition to the Merger and the acquisition of Gemini, in June 1998, the Company also consummated an offering (the "Offering") of up to $130,000,000 of its 10 1/2% Senior Subordinated Notes due 2008 (the "Notes") pursuant to an offering which was exempt from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws (the Offering, together with the Merger and the acquisition of Gemini, the "Transactions"). Holdings is the guarantor of the Company's 11 3/4% Series B Senior Notes due 2004 (the "Senior Notes") issued by Anchor prior to the Merger.

   In June 1998, AMM Holdings consummated an offering (the "Senior Discount Notes Offering") of up to $68.0 million of its 13-1/2% Senior Discount Notes due 2009 (the "Senior Discount Notes") pursuant to an offering which was exempt from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

     The structure of the Company is as indicated in the table below:

                                             ---------------------------
                                                 AMM Holdings, Inc.
                                             ---------------------------
                                                            |
                                                            |
                                             ---------------------------
                                                Anchor Holdings, Inc.
                                             ---------------------------
                                                            |
                                                            |
                                             ---------------------------
                                                Moll Industries, Inc.
                                             ---------------------------
                                                            |
                                                            |
                                                            |
         ----------------------------------------------------------------------------------------------------
         |                          |                       |                     |                         |
         |                          |                       |                     |                         |

      Cepillos De            Moll Industries       Moll Industries UK,      Moll France SARL         Anchor Advanced
       Matamoros                Paderborn                Limited                                     Products Foreign
     S.A. de C.V.              GmbH & Co.                                                           Sales Corporation

     Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

     The Company has been formed to combine the manufacturing, marketing and management resources of Moll and Anchor to create further opportunities for growth and development. As a result of the Merger, management believes that the Company will become better positioned to benefit from the growth and consolidation of the plastics industry. The Company also believes that the consummation of the Merger significantly enhanced its future growth prospects and revenue stability by broadening its customer base, manufacturing capabilities and geographic presence. Moreover, the Company expects to benefit from its increased scale, ability to centralize certain key logistical functions and attendant cost savings opportunities. Since March 1998, the Company has eliminated approximately $3.2 million in annualized costs by reducing duplicative administrative expenses, eliminating less profitable business lines and streamlining manufacturing processes. The savings consist of $2.1 million in payroll costs gained through the elimination of duplicate expenses and excessive resources and $1.1 million in benefit costs gained through a revision of the retirement benefits. The savings were calculated based on the salaries of the positions eliminated and an actuarial estimation of the savings associated with the change in the retirement plan.

     Certain of the merged companies have experienced better operating results than others. Since the Merger, management has been evaluating all of its operations, especially those that are performing at a below average level. As a result of the evaluation, the Company has 1) sold its metal fabrication business in March 1999 to a supplier, 2) sold a non-essential tool building facility in March 1999 and 3) announced plans to close its Round Rock, Texas molding facility, moving production from this facility to existing capacity in other Company facilities. Additionally, management has dedicated extensive resources to improve the results of its Display and Germany divisions. The Display division was significantly impacted by the delayed introduction of Maybelline's 99 Wall Display due to product design changes and tooling delays. The Germany division has experienced lower revenues from its primary customers. Management continues to evaluate these and its other operations with the goals of improved asset utilization and reduced costs.

Competitive Strengths

     Management believes that the Company has achieved its current position as a market leader because of the following competitive strengths:

     Broad Geographic Presence. The Company's multiple plant locations throughout North America and Europe enable it to (i) compete effectively for contracts that require large volume runs and multiple distribution points, (ii) offer its customers multiple production locations and (iii) allocate production to the facility best suited for a job in view of its relative capabilities and proximity to the customer. As a result, the Company is able to provide its customers with a broad range of manufacturing capabilities, improved responsiveness, timely delivery and reduced freight costs. In addition, by operating geographically diverse plants, the Company can mitigate customer sourcing risks associated with single facility production.

     Full Service Capabilities. The Company provides its customers with comprehensive services ranging from product design, product development, prototyping and mold making to molding, painting and other value-added services. As a result, management believes that the Company is one of a limited number of full service plastic injection molders in North America and Europe that is well positioned to benefit from the trend of customers outsourcing total project management to full service multiple plant suppliers.

     Strong Customer Relationships. The Company believes that its ability to attract and retain customers is in part attributable to the high level of customer service it provides. The Company also believes that frequent interaction with its customers in the product development process helps it to develop long-term relationships. Of the Company's top ten customers in 1998, two have been with the Company for over fifty years, three have been with the Company for over ten years and the remainder have been with the Company for over four years. For many of its key customers, the Company is the sole supplier for specific parts. The Company's emphasis on customer partnerships and its long-standing customer relationships provide it with a significant competitive advantage.

     Manufacturing Capabilities. The Company utilizes a wide range of advanced manufacturing processes, such as gas assist molding, co-injection and two-shot molding, automated assembly and testing, in-mold decorating, thin-wall molding and in-mold bristling. The Company's manufacturing capabilities enable it to provide innovative solutions and supply components in an integrated process. For example, the Company worked closely with Renault to produce dashboard grilles using a newly developed co-injection molding technology.

     Superior Product Quality. The Company uses quality systems and operations management techniques to meet the highest standards and to reduce costs. The Company continually invests in technology and training to monitor and improve quality. Included among such investments are effective management systems to ensure real-time information and control, statistical process control systems, failure mode and detect analysis systems, microprocessor-controlled molding machines and automated assembly equipment. In addition, the Company has material and product testing equipment that monitors product reliability to meet exacting quality standards.

Business Strategy

     The Company seeks to further strengthen its leadership position in the plastic molding industry and to maximize its financial performance by employing the following strategies:

     Capitalize on Cross-Selling Opportunities. The Company believes that the Merger creates new opportunities to cross-sell products and services between each of Anchor's and Moll's customer bases. For example, while Anchor's operations prior to the Merger were confined to North America, many of its customers are multinational firms with significant European operations. Management believes that offering such customers access to the Company's European operations, operated by Moll prior to the Merger, is a significant growth opportunity. The Company has hired a new Senior Vice President, Marketing to target and capitalize on such opportunities.

     Centralize Sales and Marketing. The Company has centralized management of its sales and marketing efforts to improve communication with customers, better cross-sell services to customers and ensure uniform pricing and sales strategies. While local sales and management staff will maintain direct relationships with customers and production facilities, a centralized sales and marketing effort will enable the Company to serve national and international accounts more effectively and to pursue customers located outside an individual plant's geographic service area. The Company's centralized sales and marketing group is responsible for identifying market trends and assisting customers with new product ideas as well as promoting the Company through customer presentations, advertising and trade shows.

     Expand Globally. The Company believes that it is one of the largest North American plastic injection molders with a significant European presence. Such capabilities allow the Company to (i) penetrate new geographic regions with its existing multinational customers, such as L'Oreal, Siemens, Whirlpool and Xerox, and (ii) acquire complementary manufacturing facilities in strategic locations. Continuing to pursue this strategy will enable the Company to effectively provide a complete and integrated range of molding, manufacturing and value-added services on a global basis.

     Reduce Costs. The Company continually aims to improve its cost effectiveness by increasing productivity and implementing operational improvements. Since March 1998, the Company has eliminated approximately $3.2 million in annualized costs by reducing duplicative administrative expenses, eliminating less profitable business lines and streamlining manufacturing processes. The savings consist of $2.1 million in payroll costs gained through the elimination of duplicate expenses and excessive resources and $1.1 million in benefit costs gained through a revision of the retirement benefits. The savings were calculated based on the salaries of the positions eliminated and an actuarial estimation of the savings associated with the change in the retirement plan. Management believes that the combination of Anchor, Moll and Gemini will continue to create opportunities to reduce costs by: (i) reducing overhead expenses through optimization of labor and equipment resources at each of the Company's facilities; (ii) divesting or discontinuing less profitable business lines; (iii) eliminating redundant administrative operations and related personnel; and (iv) where appropriate, moving key management personnel on-site to the Company's manufacturing plants in order to oversee expansion and/or execution of cost control measures.

     Continue Strategic Acquisitions. Strategic acquisitions have been, and management believes will continue to be, an important element in the Company's growth and in its efforts to capitalize on favorable industry trends. The Company will consider future acquisition opportunities that are attractively priced and which the Company believes will strengthen its customer base, broaden its geographic presence, enhance its production capabilities and provide significant operating synergies. While the Company routinely enters into discussions with potential acquisition candidates, no material discussions have progressed beyond the preliminary stages.

Industry Overview and Trends

     Injection molding is one of the most widely used plastic processing methods in the world due to the high-quality properties of the finished product and its cost effectiveness. According to industry sources, demand for injection molded plastics in the United States is projected to grow at 3.3% annually. Such growth is expected to result from a number of key factors including: (i) improved resins and processing capabilities; (ii) versatility of the injection molding process; and (iii) cost and performance advantages of plastic over substitute materials. Despite the expected increase in demand for plastic injection molded products, the U.S. molding industry remains highly fragmented with over 2,500 injection molders operating more than 10,000 plant locations. The capabilities of these molders vary widely, as do their end markets.

     In recent years, plastic injection molders have benefited from technology improvements that have enabled plastic to replace other materials (most notably metal, glass and paper) in a variety of applications. Plastic has been substituted for these materials primarily because of its disposability, ease of manufacture, durability, aesthetic appeal, flexibility of form and weight. Additionally, plastic often provides significant cost savings over other materials due to design and fabrication and raw material cost advantages. By successfully substituting plastic for other materials, manufacturers can significantly reduce the amount of necessary parts, manufacturing steps, labor costs, energy costs and transportation expenses associated with producing their products. As a result, management believes that substantial growth potential exists for plastics through further materials substitution.

     In addition to the growth projected for the plastics industry as a whole, growth for larger injection molders such as the Company is driven by industry consolidation and the trend among customers to outsource their injection molding needs. Management believes that the consolidation of the highly fragmented plastics injection molding industry has accelerated in recent years as a result of customer preferences toward larger, full-service independent molders that are able to provide total project management. As customers place increasing emphasis on minimizing the "time to market" for their new products and ensuring that their requirements for production, quality and timely delivery are satisfied, they are increasingly relying on one full-service supplier for each new product launch. Given that molders in these relationships are involved in many decisions that affect cost and prevent complications in production, they are better able to preserve attractive margins.

     The trend toward customer consolidation of suppliers has created significant opportunities for injection molders such as the Company who possess full-service capabilities. Given the capital investment required to successfully compete as a full-service injection molder, management believes that an increasingly limited number of injection molders will be capable of providing the quality and breadth of services demanded by high volume customers. Furthermore, management believes that the trend among customers to develop closer relationships with full-service injection molders mitigates the potential threat of out-of-market competition. Inconsistent product quality, weak tooling capabilities and significant distance from customers' manufacturing locations have traditionally hindered limited service or out-of-market competitors from competing effectively for projects that require full-service capabilities, outstanding quality and quick response time.

Markets and Products

   Markets

     The following table sets forth the percentages of the Company's total net sales for the periods presented that were derived from sales to its different end markets:


                                        1996(1)   1997(1)  1998(1)
Consumer Products...................     26.6%     27.6%   29.1%
Telecommunications/Business Equipment    17.3      18.9    17.5
Household Appliances................     16.2      17.6    20.4
Automotive..........................     15.2      12.3    13.8
Medical Devices.....................      7.2       8.1     8.2
Other Products......................     17.5      15.5    11.0
                                         ----      ----    ----
          Total.....................     100%      100%    100%

------------

(1) The information for 1996, 1997 and 1998 gives effect to the Transactions as if they had occurred at the beginning of the periods presented.

   Consumer Products

     Within the consumer products market, the Company has particular strength in the cosmetics and oral care sectors. The Company manufactures and supplies plastic components to the cosmetics industry in five major product categories: mascara, nail applicators, compacts, closures and lipstick containers which collectively account for more than 220 different mascara packages and 19 different lipstick containers. The Company enjoys substantial business with the leading cosmetics companies, including L'Oreal, Maybelline, Mary Kay, Revlon, Amway and Aveda, which produce products marketed under the brand name Great Lash(R) and many others. The Company manufactures toothbrushes for Colgate-Palmolive, Procter & Gamble, Cheseborough-Ponds and SmithKline Beecham, under such well-known brand names as Crest(R), Colgate(R), Pepsodent(R) and Flexosaurus(R), and electric toothbrush heads for Teledyne Water Pik, a division of Teledyne Industries, Inc. Toothbrushes accounted for approximately 13.4%, 11.2% and 11.9% of pro forma consolidated sales in 1996, 1997 and 1998, respectively. The Company also manufactures and assembles point-of-purchase displays for Maybelline. Approximately 11.0% of the Company's pro forma net sales in 1998 were derived from L'Oreal. The Company's relationship with L'Oreal is governed by a letter agreement which will expire on December 31, 2000. Such agreement does not contain any minimum purchase requirements on the part of L'Oreal. Such agreement provides that if long-term quality and reliability is violated, such agreement will become null and void.

     The Company serves the eye and lip preparation and nail polish segments of the domestic cosmetics market. Management estimates that in 1998, eye make-up, lip make-up and nail care products accounted for approximately 24% ($662 million), 22% ($611 million), and 11% ($318 million), respectively, of the total U.S. cosmetics market, which management estimates totaled approximately $2.8 billion in 1998. The Company is also a leading independent designer, manufacturer and packager of toothbrushes in the United States with an estimated 1998 market share of approximately 27% of all toothbrush manufacturing. Management estimates that the domestic market for toothbrushes was 676 million units in 1998.

     Management believes that the consumer products market is the largest segment of the injection molded plastic industry. In 1998, market demand for this end market was approximately 35.8% of the total plastic injection market.

   Telecommunications/Business Equipment

     The Company designs and manufactures plastic components for telecommunications and business equipment in North America and Europe, including complete multi-component assemblies for business telephones and cellular telephone handsets manufactured by Siemens and Motorola, and electronic telecommunications equipment and cellular tower construction hardware manufactured by the 3M Corporation and Specialty Teleconstructers. The Company also manufactures plastic components used in business equipment such as (i) photocopiers and digital imaging systems manufactured by Xerox, (ii) printers and computer assemblies manufactured by Tektronix, Ogden Atlantic, Lexmark and Sequent and (iii) custom casings and assemblies for computers manufactured by IBM.

     Management believes that this end market offers attractive growth opportunities due to growth currently being experienced in the telecommunications market, particularly with respect to cellular telephones and other personal communications devices. In addition, many multinational business equipment manufacturers have also enjoyed strong and steady market growth through international expansion as international sales continue to strengthen profits. Based on industry sources, management believes that computer and office equipment shipments will grow at over 6% annually (in real inflation-adjusted terms through the year 2001) from $135 billion in 1996 to $182 billion in 2001.

   Household Appliances

     The Company is a leading independent designer and manufacturer of plastic components used in household appliances including (i) refrigerators (primarily high end side-by-side refrigerators), room air conditioning systems and free standing and built-in ranges manufactured by Whirlpool, (ii) countertop appliances manufactured by Tefal, (iii) laundry washers and dryers manufactured by Electrolux and (iv) televisions manufactured by Daewoo. Approximately 13.0% of the Company's pro forma net sales in 1998 were derived from Whirlpool. The Company's relationship with Whirlpool is governed by a written contract. However, such contract does not contain any minimum purchase requirements on the part of Whirlpool. The initial term of such contract expires on December 31, 2000, and, thereafter, such contract will be automatically renewed for one year terms unless terminated in the manner provided therein. Such contract can be terminated (i) by the parties by mutual agreement at any time; (ii) by either party giving the other at least six months notice of termination upon (a) the expiration of the initial term or upon the expiration of any calendar year subsequent to the initial term and (b) the parties failing to agree to certain price and quality specifications, and (iii) by either party unilaterally for cause, which includes, without limitation, substantial default, dissolution of either party or insolvency of either party.

     Management believes that this market offers attractive growth opportunities due to steady growth in the household appliance market. Based on industry sources, management believes that home appliance shipments will grow at over 2.3% annually (in real inflation-adjusted terms through the year 2001) from $223 billion in 1996 to $250 billion in 2001 driven by replacement demand as appliances purchased in the 1980s are replaced with new products.

   Automotive

     The Company designs and manufactures plastic automotive components which include (i) door handles, sun visors, wheel covers and intake grill manifolds for Renault, (ii) gear shift knobs used in buses and trucks manufactured by General Motors, (iii) motor scooter components for Peugeot, (iv) plastic components used in turn signal and cruise control systems manufactured by Delphi, (v) interior components used in vehicles manufactured by Audi, BMW and Freightliner and (vi) insulating battery cases for Lydall.

     Management believes that this market offers favorable growth opportunities due to the steady growth in the automobile market in North America and Europe.

   Medical Devices

     The Company manufactures products for the U.S. medical device market. The Company manufactures various plastic medical devices, including blood filtration devices, angiographic syringes, intravenous equipment, in-vitro diagnostic kits, medical scrub brushes and cardiotomy reservoirs, as well as various internal and external plastic components used in medical and dental equipment manufactured by Adec, Acquson, Abbott Hospital Products Division and Alcon Medical.

     Plastics are becoming more widely used in medical devices as the medical field realizes the value of reduced breakage, the ability to manufacture extremely consistent parts in a cost effective manner and the infection control benefits of disposable products. Management believes that the medical device market offers attractive growth opportunities.

   Other Products

     The Company manufactures and assembles a broad range of commercial and industrial soap dispensing equipment for Kimberly-Clark. The Company also manufactures hatch covers used in recreational boats manufactured by Tempress, and plastic lawn and garden equipment for Electrolux Consumer Products. In addition, the Company manufactures resealable "living hinge" plastic closures for Tetrapak and dispensing closures for Seaquist.

Geographic Markets

     The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company has 26 manufacturing facilities with approximately 680 molding machines throughout North America and Europe, including France, Germany, the United Kingdom and Portugal. The Company derived approximately 67% and 33% of its fiscal 1998 pro forma net sales in North America and Europe, respectively. Through its recent acquisitions, the Company's geographic presence has been strategically expanded into new regional, national and international markets. While the Company believes its increased global presence allows it to better service its numerous multinational customers, the Company views its markets in North America and Europe as distinct in terms of customer base and product requirements. Within each of these markets, the Company places great emphasis on serving individual regional and national markets separately from international markets and customers because such regional and national customers often have specific requirements and preferences. Overall, the Company believes that its expanded global presence has improved international market penetration while facilitating more customized and expedient service at the local and regional market level through proximity to its customers.

Customer Relationships

     The Company has built and maintained solid and long-term relationships with its customers. In certain cases, such ongoing relationships are governed by long-term purchase and sale contracts. In 1998, approximately 45% of the Company's pro forma net sales of molded products was covered by such contracts. However, such contracts do not contain any minimum purchase requirements on the part of the customer. Almost all such contracts can be terminated by the parties thereto by mutual agreement and can also be terminated by either party giving notice of termination upon certain occurrences, including, without limitation, disagreement on quality, quantity and pricing issues, insolvency or dissolution of any party thereto and upon any material breach of such contracts by any party thereto.

Production

     The Company utilizes a broad range of manufacturing processes and tool making capabilities to service the needs of its diverse customer base. Using such processes and capabilities, the Company can manufacture products ranging from simple plastic parts to highly complex multi-component assemblies. The Company's automated, high volume assembly and on-site testing capabilities further broaden its manufacturing capabilities and provide it with a competitive edge in obtaining and maintaining preferred supplier status with its customers.

     The process for producing a plastic component can be divided into two functions: (i) design and tooling and (ii) molding. These different functions often are not performed by one supplier. Many customers have "in-house" design departments for their plastic components. To manufacture the molds to design specifications, such departments frequently use tooling companies that are specialists in mold manufacturing but are not manufacturers of plastic components. Such molds are owned by the customer who then provides them to the suppliers for the purpose of manufacturing plastic components from such molds. Unlike numerous plastic component manufacturers, the Company has the capability to design and produce plastic components as well as the molds used to manufacture such plastic components.

Design and Tooling

     The Company has three tooling facilities in the United States, three such facilities in France and one such facility in Portugal.

     The Company produces prototypes and molds to make plastic components for customers without in-house tooling capabilities. The Company also sells prototypes and molds to other plastic component manufacturers, as well as manufacturing them for some of its own operations. The Company performs, or expects to perform, the injection molding for a majority of the products for which it makes molds. Plastic products for which the Company builds the mold but which are not injection molded by the Company are typically molded in-house by the customer.

     The Company produces a broad range of injection mold prototypes and molds weighing from 1,100 pounds to 88,000 pounds. Injection molds are used for the mass production of plastic parts in amounts that can vary considerably depending on the application, but that usually exceed one million parts over the life of the mold. Each of the Company's mold making facilities offers a full range of services, including conceptual part and tool design, building and testing, and is staffed with engineers skilled in mold design and manufacture. The primary areas of focus include product design, process improvement, enhancement of product performance and maximization of aesthetics. Such engineers incorporate, on an experimental basis, the expertise that is derived from having the capabilities to design, build and run molds that incorporate the strategies of the operating unit. Management views the Company's mold designing and building operations primarily as supportive of its manufacturing business, and also as an independent profit center.

Molding

     The Company has 11 plants for manufacturing plastic components in the United States, five such plants in France and one such plant in each of Mexico, the United Kingdom and Germany.

     The Company manufactures a majority of its plastic components utilizing the injection molding process of thermoplastic materials. This process requires sophisticated injection molding machines and ancillary equipment and produces a high quality engineered product at relatively high speed. In this process, thermoplastic materials created from plastic resins and other raw materials are specially prepared and treated, melted to a defined temperature, injected into a mold under high pressure at relatively high speed, cooled by channels conveying water throughout the mold and transformed into a plastic part that is automatically removed when the mold opens. In some cases, additional finishing operations are performed on the plastic part. The typical molding cycle falls into a range of 8 to 60 seconds and is dependent upon the material type, part design, mold design, and the dimensional and aesthetic requirements established by the customer.

     In addition to relatively common and established technology for injection molding, the Company utilizes other newer technologies that employ advanced manufacturing processes such as gas-assist molding, co-injection, two-shot molding, insert molding and in-mold decorating.

     While the Company has developed proprietary techniques and manufacturing expertise for the manufacture of injection-molded plastic components, the Company has no patents for these proprietary techniques and chooses to rely on trade secret protection. The Company believes that although its proprietary techniques and expertise are subject to misappropriation or obsolescence, development of improved methods and processes and new techniques by the Company will continue on an ongoing basis as dictated by the technological needs of the business.

Value-Added Services

     The Company offers a broad range of value-added services, including finishing and automated assembly services. These services include hot stamping, painting, pad printing, silkscreening, ultrasonic welding and insertion, heat staking, solvent bonding, painting and impulse welding. At a customer's request, the Company also outsources additional value-added services such as electromagnetic and radio frequency interference shielding.

     The Company also provides a wide range of inventory management services and logistical support to its customers. Moving beyond just-in-time delivery, the Company assists its customers with planning and managing production requirements; routing inventory to in-process, intermediate and final distribution points; and adjusting to customers' inventory requirements on a real time basis through the alignment of the Company's production capabilities with a customer's production requirements through electronic data interchange.

Raw Materials

     The Company's primary raw materials are various plastic resins, nylon and packaging materials. Raw material prices are subject to cyclical price fluctuations, including those arising from supply shortages and as a result of changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resin is derived. Accordingly, the Company's financial performance is directly linked to its ability to pass along increased raw material costs to its customers. Although the Company has historically been able to pass on increased costs to its customers, there can be no assurance that it will be able to do so in the future or that a significant price increase in raw materials would not have a material adverse effect on the Company's financial condition and results of operations. Although most of the raw materials used by the Company are available from several suppliers, several of such raw materials are currently obtained from single sources. The Company has no reason to believe that there will not be an ample supply of its raw materials at prices commercially acceptable to the Company for the reasonably foreseeable future, but the Company cannot make any prediction as to the future price of such raw materials.

Marketing and Sales

     The Company seeks to increase its sales through cross-selling to its existing customer base and by attracting new customers. The Company's primary marketing strategy is to develop and maintain close working relationships with the engineering, procurement, quality, tooling and manufacturing departments of its customers. Several of the Company's largest customers are serviced by a dedicated sales agent. The Company employs five sales agents and uses two independent sales agents to service its customers. These relationships help ensure close cooperation in product design and help the Company in gaining repeat and new business with its existing customer base. The Company believes that its design, engineering and tooling expertise, together with its ability to service and cross sell to customers from multiple locations on a worldwide basis, have enabled it to broaden its product lines, further penetrate its existing customer base and attract new customers.

Competition

         The markets in which the Company operates are highly competitive. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies and the in-house departments of potential customers, on the basis of price, service, quality and the ability to supply products to customers in a timely manner. Some of these competitors have, and new competitors may have, greater financial and other resources than the Company. Additionally, each of Reliance Products Limited Partnership, a Delaware limited partnership doing business in Canada ("Reliance") (which is controlled by the principal stockholders of the Company) and the Company are engaged in the injection molded plastics business. The products manufactured, and the markets served, by each of Reliance and the Company are different, and Reliance and the Company have not, and do not, compete with each other. However, no assurance can be given that Reliance and the Company will not compete for the same business opportunities in the future, which may present conflicts of interest. Competitive pressures or other factors, including the vertical integration by certain of the Company's major customers of manufacturing processes traditionally outsourced to the Company, could cause the Company to lose market share or could result in a significant price erosion with respect to the Company's products, either of which could have a material adverse effect on the Company's results of operations. Furthermore, the Company's customers operate in highly competitive markets. To the extent the Company's major customers lose market share in their respective markets, the Company's results of operations and financial condition could be materially and adversely affected.

Environmental Matters

     Federal, state, local and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. The Company is aware that certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products that are among the types of products produced by the Company. If such prohibitions or restrictions were widely adopted, such regulatory and environmental measures or a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon the Company. In addition, certain of the Company's operations are subject to Federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. While the Company has not been required historically, and does not currently expect, to make significant capital expenditures in order to comply with applicable environmental laws and regulations, the Company cannot predict with any certainty its future capital expenditure requirements because of continually changing compliance standards and environmental technology. The Company does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

Employees

     As of December 31, 1998, the Company had approximately 3,700 employees, and approximately 40% of such employees were covered by collective bargaining agreements. The Company's employees in the United States and the United Kingdom are neither represented by a union nor covered by any collective bargaining agreement. In Germany, the Company's plant workers are represented by a union, however, the Company is not liable for any severance costs associated with any workforce reductions at its German facilities. The Company's employees in Mexico are covered by a collective bargaining agreement. The Company's employees in France are covered by national and regional collective agreements for the plastics industry and the steel and metal industry. Such collective agreements were not negotiated between the Company and its employees, but rather were concluded by representatives of all employers and employees in such industries. Some of the collective agreements covering the Company and its employees have been extended by the French Labor Ministry to have nationwide scope, while others apply regionally only. Such collective agreements do not expire until the employers' or employees' representatives give the other party prior notice.

     The Company has historically enjoyed good employee relations.

Item 2. PROPERTIES.

     The corporate headquarters of AMM Holdings and the Company are located at Tyson Place, Suite 200, 2607 Kingston Pike, Knoxville, Tennessee.

     As of December 31, 1998, the Company owned or leased 15 production facilities in the United States, eight production facilities in France and one production facility in each of Mexico, the United Kingdom, Germany and Portugal. The Company believes that its facilities are well maintained and in good operating condition and anticipates that, although substantial capital expenditures will be required to meet the production requirements for new and developing product lines, the facilities themselves will be sufficient to meet the Company's needs for the next several years. There can be no assurance, however, that unanticipated developments will not occur that would require the Company to add or eliminate production facilities sooner than expected. The following table indicates as at the date hereof the locations, the area, nature of ownership, and principal use of the Company's land and related facilities.

Location                         Area (sq. ft.)     Ownership         Use
North America

Austin, Texas...............           79,000       Owned             Manufacturing
-------------------------------------------------------------------------------------------
Elk Grove, Illinois.........           10,000       Leased            Mold Shop/engineering
-------------------------------------------------------------------------------------------
Evansville, Indiana.........            5,000       Leased            Engineering office
-------------------------------------------------------------------------------------------
Fort Lauderdale, Florida....           85,000       Owned             Manufacturing
-------------------------------------------------------------------------------------------
Fort Smith, Arkansas........          143,000       Owned             Manufacturing
-------------------------------------------------------------------------------------------
Harlingen, Texas............           45,000       Owned             Warehouse
-------------------------------------------------------------------------------------------
Knoxville, Tennessee........           12,000       Leased            Office
-------------------------------------------------------------------------------------------
Matamoros, Mexico...........          118,000       Owned             Manufacturing
-------------------------------------------------------------------------------------------
Morristown, Tennessee.......           90,000       Leased            Warehouse
-------------------------------------------------------------------------------------------
Morristown, Tennessee, Plant B        180,000       Owned             Manufacturing
-------------------------------------------------------------------------------------------
Morristown, Tennessee, Plant C        120,000       Owned             Manufacturing
-------------------------------------------------------------------------------------------
Nashville, Tennessee........          121,000       Owned             Manufacturing
-------------------------------------------------------------------------------------------
Newberg, Oregon.............          108,000       Owned             Manufacturing
-------------------------------------------------------------------------------------------
Rochester, New York.........           79,000       Owned             Manufacturing
-------------------------------------------------------------------------------------------
Round Rock, Texas*..........           71,300       Owned             Manufacturing
-------------------------------------------------------------------------------------------
San Antonio, Texas..........           62,000       Leased            Manufacturing
-------------------------------------------------------------------------------------------
Sanford, North Carolina**...           12,500       Owned             Mold Shop
-------------------------------------------------------------------------------------------
Seagrove, North Carolina....           31,700       Leased            Warehouse
-------------------------------------------------------------------------------------------
Seagrove, North Carolina....          133,200       Owned             Manufacturing
-------------------------------------------------------------------------------------------
Waterbury, Connecticut**....          120,000       Owned             Manufacturing assets
                                                                      sold; real estate only
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Europe
Blanzy, France..............           57,750       Leased            Manufacturing
-------------------------------------------------------------------------------------------
                                       35,400       Leased            Warehouse
-------------------------------------------------------------------------------------------
Bonneval, France............           19,800       Owned             Manufacturing
-------------------------------------------------------------------------------------------
                                       26,080       Leased            Mold shop/engineering
-------------------------------------------------------------------------------------------
Chalon, France..............           23,400       Owned             Mold shop/engineering
-------------------------------------------------------------------------------------------
                                       16,200       Leased            Mold shop
-------------------------------------------------------------------------------------------
                                       21,175       Leased            Manufacturing
-------------------------------------------------------------------------------------------
Marinha Grande, Portugal....           81,850       Owned             Mold shop
-------------------------------------------------------------------------------------------
Mitcheldean, United Kingdom.           15,000       Leased            Manufacturing
-------------------------------------------------------------------------------------------
Paderborn, Germany..........          160,000       Leased            Manufacturing
-------------------------------------------------------------------------------------------
Rouvray, France..........             109,000       Leased            Manufacturing
-------------------------------------------------------------------------------------------
Saint-Vit, France........              12,320       Owned             Mold shop
-------------------------------------------------------------------------------------------
                                       12,000       Leased            Mold shop
-------------------------------------------------------------------------------------------
Villers-La-Montagne, France           111,000       Owned             Manufacturing
-------------------------------------------------------------------------------------------

*These facilities are scheduled to be closed in early 1999.
**These facilities were sold in early 1999.

     To the extent any such properties are leased, the Company expects to be able to renew such leases or lease comparable facilities on terms commercially acceptable to the Company. Management believes that the Company's existing facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for at least the next twelve months.

Item 3. LEGAL PROCEEDINGS.

     AMM Holdings believes that it is not presently a party to, or threatened with, any litigation the outcome of which would have a material adverse effect on its financial condition or results of operation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of AMM Holdings' security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     No class of common equity of AMM Holdings is either registered or traded publicly and no market exists for it.

Dividends; Dividend Policy

     Immediately prior to the Merger, Moll distributed its 69% Class B limited partnership interest in Reliance to certain of Moll's limited partners.

     AMM Holdings used the proceeds of the Senior Discount Notes Offering to fund (i) the distribution to AMM Holdings' stockholders of approximately $33 million, of which $2 million was retained by AMM Holdings' stockholders and the remainder was used (a) to repay approximately $15.6 million of indebtedness held by Textek LLC, an affiliate of Holdings controlled by Mr. Votis, and (b) purchase the equity interests of a former Moll partner for $15.4 million, and
(ii) the equity contribution to the Company of approximately $2 million.

     Other than as noted above, the Company has not declared or paid cash dividends on its common stock, presently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Company's current bank line of credit prohibits the payment of dividends, in cash or in kind, without the bank's consent. The Company is further prohibited from the payment of dividends, in cash or in kind, by the terms of the Notes and the Senior Notes.

Item 6. SELECTED FINANCIAL DATA.


               Selected Historical Consolidated Financial Data(1)
                  (Dollars In Thousands, except per share data)

                                                                     Year Ended December 31
                                           -------------------------------------------------------------------------------
                                             1994               1995             1996            1997               1998
Statement of Operations Data:
Net sales......................            $78,066            $90,876          $89,464         $116,947           $311,413
Gross profit...................             15,218             16,966           16,503           19,861             39,306
Selling, general and
  administrative expenses......              6,804              8,301            7,190           10,758             29,323
Operating income...............              8,414              9,019            8,574            8,186              3,589
Other (income) expense.........                 --                120               50            (299)                414
Interest expense, net .........              1,941              2,414            2,518            3,405             20,197
Income (loss) before taxes and
  extraordinary item...........              6,473              6,485            6,037            4,645            (17,261)
Provision (benefit) for income
  taxes........................                 --                 --               --               82             (1,963)
Extraordinary item(2)..........                 --                 --               --               --              1,971
Net income (loss)..............              6,473              6,485            6,037            4,563            (17,269)

Pro Forma Information:
Provision (benefit) for income
  taxes........................             $2,589             $2,594           $2,415           $2,531            $(3,421)
Income before extraordinary
  item.........................              3,884              3,891            3,622            2,114            (13,840)
Earnings per share before
  extraordinary item...........              3,884              3,891            3,622            2,114            (13,840)

Other Data:
EBITDA(3)                                  $11,932            $13,317          $12,703          $13,450            $19,329
Cash flows from operating
  activities...................             11,110              9,709           10,802            5,506             11,584
Cash flows from investing
  activities...................             (7,507)            (2,553)         (11,592)         (14,215)           (45,756)





Cash flows from financing
  activities...................             (3,457)            (6,972)           1,336            9,594             49,508
Depreciation and amortization..              3,518              4,418            4,148            5,400             16,393
Capital expenditures...........              2,766              2,776            1,387            6,562             21,374
Ratio of earnings to fixed
charges (4) ...................                3.8x               3.3x             2.9x             2.1x               0.2x

Balance Sheet Data:                                                  At December 31
                                              1994               1995             1996             1997               1998
                                              ----               ----             ----             ----               ----
Total assets ..................           $ 47,288           $ 51,287         $ 53,901         $ 86,924          $ 332,200
Long-term debt obligations ....             19,739             30,466           33,640           47,932            292,457


(1) The financial data presented here for the periods prior to June 26, 1998 is derived from the financial statements of Moll as Moll was the accounting acquiror in the Merger. At December 31, 1998, there were no significant differences between the financial statements of Moll Industries, Inc. and Anchor Holdings, Inc.

(2)  Amount represents loss on extinguishment of debt.

(3) EBITDA represents income before taxes plus interest expense, net, depreciation and amortization. While EBITDA should not be construed as a substitute for operating income, net income or cash flows from operating activities in analyzing the referenced company's operating performance, financial position or cash flows, the referenced company has included EBITDA because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. As all companies may not calculate EBITDA in the same manner, these amounts may not be comparable to other companies.

(4) For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and extraordinary item, plus fixed charges. "Fixed charges" consist of Interest expense, net, which includes the amortization of deferred financing costs, and that portion of rental expense representative of interest (deemed to be one-third of rental expense).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         AMM Holdings is a holding company and does not have any material operations or assets other than ownership of all the capital stock of Anchor, which does not have any material operations or assets other than ownership of all the capital stock of the Company. AMM Holdings generated 1998 net sales, net loss and EBITDA of $311.4 million, $17.3 million and $19.3 million, respectively. Unless otherwise noted, references herein to the Company also apply to AMM Holdings.

         The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company's products are sold to a wide range of end-markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices. For the year ended December 31, 1998, the Company had net sales of $311.4 million, EBITDA of $19.3 million and a net loss of $14.9 million, making it one of the largest non-automotive plastic injection molding companies in North America and one of the largest plastic component suppliers in Europe.

         Approximately 45% of the Company's 1998 net sales of molded products was covered by long term purchase and sale contracts which stipulate anticipated volume requirements and pricing terms. The remainder of the Company's sales of molded products was sold on a short-term basis with components ordered by customers to meet their pending production requirements.

         The Company typically charges its customers a fixed price for each component it manufactures, which component may consist of single or multiple parts. Prices are quoted based on (i) the type of product, (ii) the type of services provided (design, prototyping, molding, and other value-added services), (iii) the complexity of manufacturing processes involved, and (iv) the Company's estimates of part weight, resin costs, machine requirements and parts produced per hour (cycle time). In many cases, the Company purchases the raw materials on behalf of its customers. In such instances, the Company's arrangements with most of its customers provide that price changes in such raw materials are passed through to the customer by changes in the component prices charged by the Company. As customers generally seek price reductions during the product life cycle, the

Company's ability to improve operating performance is generally dependent on increasing manufacturing efficiency through improved process control, increased automation, engineering changes to molds and reduced operating and labor expenses.

     During the product life cycle, components are ordered by the Company's customers to meet their just-in-time production requirements. Typical lead times range from two to six weeks. Traditionally, once a mold is awarded to a particular supplier and is in production, it is rarely moved to a competitor. The customer owns a majority of such molds but the Company is responsible for the general maintenance and safe storage of the mold during its lifetime. Costs for maintenance of the mold are expensed as incurred. Major tool modifications and renovations are charged to the customer.

     The Company has been formed by a number of acquisitions that have been integrated through consolidation of manufacturing facilities, logistical optimization and reduction of overhead. In July 1991, certain entities controlled by Mr. Votis and his partners were merged to form Moll. Since 1991, Moll has grown significantly through several strategic acquisitions in North America and Europe. In December 1992, Moll acquired Textek, based in San Antonio and Round Rock, Texas. In July 1993, Moll acquired ACM, based in Georgetown and El Paso, Texas. In October 1994, Moll acquired Quality, based in Newberg, Oregon.

     In 1996, Moll acquired Reliance; a Delaware limited partnership doing business in Canada, which manufacturers a proprietary line of camping equipment and bulk storage containers. Immediately prior to the June 1998 merger, Moll distributed its 69% Class B limited partnership interest in Reliance to certain of Moll's limited partners. In August 1997, Moll acquired Hanning, a leading supplier of injection molded plastic components for use in digital photocopiers, with manufacturing facilities located in the United States, the United Kingdom and Germany. In January 1998, Moll acquired Somomeca; a major French supplier of injection molded plastic components and plastic injection molds. In March 1998, Mr. Votis acquired Anchor from affiliates of the Thomas H. Lee Company.

     In June 1998, the Company was formed through the merger of two leading plastic injection molders, Moll and Anchor (the "Merger"), which were each controlled by Mr. Votis. Prior to the Merger, Moll and Anchor were independently operated entities. Immediately after the Merger, the Company acquired Gemini Plastic, a specialty medical and telecommunications product plastic molding company with one plant in Florida.

     In the Merger, the owners of Moll contributed their interest in Moll to AMM Holdings in exchange for common shares of AMM Holdings. AMM Holdings contributed these interests in Moll to Holdings and ultimately to Anchor. Moll was merged into Anchor at which time the name of Anchor was changed to Moll Industries, Inc. As the owners of Moll owned a majority of the outstanding shares of AMM Holdings subsequent to the Merger, Moll is considered the accounting acquiror in the Merger; therefore, the consolidated financial statements presented for all periods herein are those of Moll, and exclude those of Anchor prior to June 26, 1998.

     The Company's operating results have been lower than expected since the Merger, especially in the fourth quarter. The disappointing results have been attributable in part to charges taken in the fourth quarter to sell or close unnecessary facilities. The disappointing results were also attributable to declines in the Display, Germany and Medical divisions results of operations. Management has evaluated all of its operations, resulting in decisions to 1) sell its metal fabrication business in March 1999 to a supplier, 2) sell a non-essential tool building facility in March 1999 and 3) close its Round Rock, Texas molding facility, moving production from this facility to existing capacity in other Company facilities. Additionally, management has dedicated extensive resources to improve the results of its Display and Germany divisions. The Display division was significantly impacted by the delayed introduction of Maybelline's 99 Wall Display due to product design changes and tooling delays. The Germany division has experienced lower revenues from its primary customers. Management continues to evaluate these and its other operations with the goals of improved asset utilization and reduced costs.

     Certain of AMM Holdings' operating data for fiscal years 1996, 1997 and 1998 are set forth below as percentages of net sales:


                                                                Year Ended December 31
                                                   1996                    1997                  1998
                                                   ----                    ----                  ----
Net sales....................                    100.0%                  100.0%                100.0%
Gross profit.................                     18.4%                   17.0%                 12.6%
Selling, general and
  administrative.............                      8.0%                    9.2%                  9.4%
Tooling income, net..........                    (0.8)%                  (1.6)%                  0.0%



Management and
  consulting fee to
  related parties............                      1.6%                    1.4%                  0.4%
Loss incurred on closure
  of facilities..............                      0.0%                    1.0%                  1.6%
Operating income.............                      9.6%                    7.0%                  1.2%
Interest expense, net........                      2.8%                    2.9%                  6.5%
Provision (benefit) for
  income taxes...............                      0.0%                    0.1%                 (0.6)%
Extraordinary item...........                      0.0%                    0.0%                  0.6%
Net income (loss)............                      6.7%                    3.9%                 (5.5)%

Fiscal 1998 versus Fiscal 1997

     Net Sales. Net sales increased by $194.5 million, or 166.4%, to $311.4 million for Fiscal 98 from $116.9 million for Fiscal 97, due to the inclusion of a full year of Hanning and Somomeca results, six months results of Anchor and Gemini Plastics, Inc., and offset by the distribution of the Company's limited partnership interest in Reliance. Continuing strong volume to Whirlpool in its Fort Smith and Nashville locations favorably impacted the Company's net sales, but was offset by declines in sales to Xerox, Colgate and Compaq. Additionally the Maybelline 99 Display Wall project that was scheduled to begin shipping in the fourth quarter was delayed until the first quarter of 1999.

     Gross Profit. Gross Profit increased by $19.4 million, or 97.5%, to $39.3 million for Fiscal 98 from $19.9 million for Fiscal 97, resulting from the inclusion mentioned above of results for Hanning, Somomeca, Anchor, and Gemini, offset by the distribution of Reliance. Such increase was partially offset by operating inefficiencies encountered in the Anchor Display Division caused by the delay in the 99 Display Wall project and the Anchor medical plants in North Carolina and Texas. Additionally, certain of the acquired companies earn lower margins than the Company had historically realized, thereby diluting the average margin. As a result, gross margin declined to 12.6% in 1998 from 17.0% in 1997.

     Selling, General and Administrative. SG&A expenses increased $18.5 million, or 171.3%, to $29.3 million for Fiscal 98 from $10.8 million for Fiscal 97 due to the inclusion of Hanning, Somomeca, Anchor and Gemini, offset by the distribution of Reliance Products.

     Tooling Income, net. Tooling Income, net, decreased by $1.9 million, or 100%, to $0.0 for Fiscal 98 from $1.9 million for Fiscal 97, resulting from an accounting change for tooling sales and expenses. The method of accounting for tooling revenues and the associated costs was changed beginning January 1998 due to a change in the Company's business. Prior to January 1998, the Company outsourced the majority of its tool building projects under fixed cost contracts and accordingly recognized the excess of revenues over associated costs as Tooling Income, net. Beginning in 1998, with the acquisition of significant tool building operations, the Company began recording tool building revenues as a component of Net Sales and the associated costs as a component of Cost of Sales. If the Company had not changed the method of accounting, Net Sales and Cost of Sales would be $31.5 million and $29.0 million, respectively, lower than reported and Tooling Income, net would have been reported as $2.5 million. The increase is primarily the result of the Somomeca acquisition.

     Management and Consulting Fee to Related Parties. Management and Consulting Fee to Related Parties decreased by $.3 million, or 17.6%, to $1.4 million for Fiscal 98 from $1.7 million for Fiscal 97, due to restrictions contained in the Notes and the Senior Notes.

     Loss Incurred on Closure of Facilities. Loss Incurred on Closure of Facilities increased by $3.8 million, or 316.7%, to $5.0 million for Fiscal 98 from $1.2 million for Fiscal 97, The 1998 loss reflects the Company's decision in the fourth quarter of 1998 to close its Waterbury, Connecticut metal stamping plant and its Round Rock, Texas medical plant, in conjunction with the Company's focus on its core competencies and continuing integration of the merged companies. The 1997 loss reflects the charge to close Moll's El Paso facility.

     Operating Income. Operating income decreased by $4.6, or 56.1%, to $3.6 million for Fiscal 98 from $8.2 million for Fiscal 97 for the reasons listed above.

     Net Interest Expense. Net interest expense of AMM Holdings increased by $16.8 million, or 494.1%, to $20.2 million for Fiscal 98 from $3.4 million for Fiscal 97 due to the issuance of $130 million Senior Subordinated Notes and $68 million Senior Discount Notes in the second quarter to finance the acquisitions of Somomeca and Gemini, to pay a distribution and to refinance existing debt. Additionally, the Company assumed $100 million of debt in the Merger.

     Income Taxes. Income Taxes decreased by $2.1 million to $2.0 million benefit for Fiscal 98 from $0.1 million expense for Fiscal 97. Prior to the Merger, the Company was a partnership for U.S. tax purposes and, accordingly, did not reflect income tax expense in its financial statements.

     Extraordinary Item. Extraordinary Item of $2.0 million for Fiscal 98 represents a loss on early retirement of bank debt due to the write-off of the remaining deferred debt issue costs.

     Net Income. Net income of AMM Holdings decreased $21.9 million, or 476.1%, to $17.3 million loss for Fiscal 98 from $4.6 million income for Fiscal 97 as a result of the above factors.

Fiscal 1997 versus Fiscal 1996

     Net Sales. Net sales increased by $27.4 million, or 30.7%, to $116.9 million for Fiscal 97 from $89.5 million for Fiscal 96, primarily due to the inclusion, in fiscal 1997 results, of a full year of Reliance results, and Hanning results since August 7, 1997. Such increases were partially offset by a decrease of $3.3 million in net sales due to the closing of Moll's El Paso facility and a decrease of $4.8 million in net sales resulting from raw material price adjustments and lower volumes of certain components.

     Gross Profit. Gross Profit increased by $3.4 million, or 20.6%, to $19.9 million for Fiscal 97 from $16.5 million for Fiscal 96, resulting from the inclusion in fiscal 1997 results of a full year of Reliance results. Such increase was partially offset by operating inefficiencies encountered in the acquired Hanning facilities, which was also responsible for the gross margin decline to 17.0%, in 1997 from 18.4% in 1996.

     Selling, General and Administrative. SG&A expenses increased $3.6 million, or 49.6%, to $10.8 million for Fiscal 97 from $7.2 million for Fiscal 96 primarily due to the inclusion in fiscal 1997 results of a full year of Reliance results, and Hanning results since August 7, 1997.

     Tooling Income, Net. Tooling income, net, increased $1.2 million, or 171.4%, to $1.9 million for Fiscal 97 from $0.7 million for Fiscal 96 due to the completion of several projects completed by the acquired Hanning companies.

     Management Fee. Management fee increased $0.3 million, or 21.4%, to $1.7 million for Fiscal 97 from $1.4 million for Fiscal 96 primarily due to the increase in net sales.

     Operating Income. Operating income decreased by $.4 million, or 4.7%, to $8.2 million for Fiscal 97 from $8.6 million for Fiscal 96 due to the loss incurred on the closure of Moll's El Paso facility offset by factors listed above.

     Interest Expense, net. Interest Expense, net increased by $.9 million, or 36.0%, to $3.4 million for Fiscal 97 from $2.5 million for Fiscal 96 due to the debt acquired in connection with the acquisition of Reliance and an increase in debt to complete the Hanning acquisition.

     Income Taxes. Income Taxes increased by $.08 million, to $.08 million for Fiscal 97 from $0.0 million for Fiscal 96 as a result of foreign income taxes recorded in connection with the new corporate subsidiaries in Germany and the United Kingdom.

     Net Income. Net income decreased $1.4 million, or 23.3%, to $4.6 million loss for Fiscal 97 from $6.0 million income for Fiscal 96 as a result of the above factors.

Liquidity and Capital Resources

     The Company's liquidity requirements consist primarily of working capital needs, capital expenditures, required payments of principal and interest on any borrowings under the Company's credit facility with NationsBank, N.A. (the "Nations Bank Credit Facility"), required payments of principal and interest on the European debt and required payments of interest on the Senior and Senior Subordinated Notes and principal at maturity. Interest payments do not begin for AMM Holdings on the Senior Discount Notes until 2003.

     The Company has no significant principal payments due in 1999, Interest payments are expected to total approximately $27.5 million. Additionally, the Company expects capital expenditures to be limited to normal periodic replacement of equipment with no significant projects currently planned.

     In 1998, AMM Holdings' cash from operations grew by $6.1 million to $11.6 million for Fiscal 98 from $5.5 million for Fiscal 97. Cash flows from financing activities for AMM Holdings included $225.3 million proceeds from issuance of long-term obligations. Proceeds from the issuance of long-term debt was used to extinguish existing bank debt of $127.3 million, to purchase the assets of Somomeca for $12.7 million, to purchase the assets of Gemini for $10.0 million and to pay a distribution to the stockholders of AMM Holdings of $33.3 million. The Company spent $21.4 million to make purchases of property, plant and equipment, including a new plant in Rochester.

     The Company believes that cash flows from operating activities will be adequate to meet debt service obligations and working capital needs in 1999. The Company plans to pursue financing alternatives to supplement cash from operating activities and to fund planned capital expenditures for the next fiscal year.

Inflation and Changing Prices

     The Company's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins, the Company's principal raw material, is generally passed through to customers, such changes historically have not, and in the future are not expected to have a material effect on Moll's gross profit.

Impact of New Accounting Standards

     In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes standards for displaying comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of this pronouncement has not had a material impact on the Company's results of operations.

     In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which established standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 superseded Statement of Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one industry segment, and, accordingly, the adoption of SFAS 131 has had no effect on the Company's presentation of operating results and financial position.

     In December 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post-Retirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans, therefore, the adoption of this pronouncement has not had a material impact on the Company's results of operations or financial position.

     During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires that derivatives and hedges be valued at their fair value and establishes standards for the recognition of changes in fair value. The Statement is effective for periods beginning after June 15, 1999. The Company is evaluating SFAS No. 133 to determine the impact, if any, on its reporting and disclosure requirements.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be charged to operations as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management is evaluating the impact of adopting this pronouncement.

Year 2000

     Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations, and is generally referred to as the "Year 2000 issue." The Company recognizes that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The Year 2000 issue is being addressed within the Company by its individual business units, and progress is reported periodically to management.

     The Company has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, plan systems and external parties. Information technology includes telecommunications, as well as traditional computer software and hardware in the mainframe, midrange and desktop environments. Plant systems include all automation and embedded chips used in plant operations. External parties include any third party with which the Company does business.

     In the information technology area, inventory and assessment audits in the mainframe and midrange environments were completed in third quarter 1998 and corrective action was completed in the fourth quarter 1998, except for business application software which is expected to be completed by the second quarter 1999. Inventory and assessment audits for telecommunications were completed in third quarter 1998 with corrective action expected to be completed by the second quarter 1999. Finally, inventory and assessment audits in the desktop environment were completed in third quarter 1998, with corrective action expected to be completed by the third quarter 1999. The companies located in Europe will begin installing systems in the first quarter 1999 that will be Year 2000 ready.

     In the plant systems area, 100% of the Company's business units have completed their inventory and assessment audits. The Company is relying on vendor testing and certification with validation through limited internal testing and/or industry test results. Downtime for normally scheduled plant maintenance will be used to conduct testing, with corrective action expected to be completed by the second quarter 1999.

     With respect to external parties, 70% of the Company's business units have completed their inventory audit of critical external parties. The remaining business units are expected to complete this work by the second quarter 1999.

Risk assessment is expected to be completed by the second quarter 1999 and monitoring of risk in this area will continue into 1999, as many external parties will not have completed their work.

     The total cost of Year 2000 activities is not expected to be material to the Company's operations, liquidity or capital resources. Costs are being managed within each business unit. The total cost for the Company's Year 2000 work is estimated to be $2 million. Costs in each of 1997 and 1998 were $500,000. Costs exclude expenditures for replacement systems, which were previously scheduled.

     There is still uncertainty around the scope of the Year 2000 issue. At this time the Company cannot quantify the potential impact of these failures. There can be no assurance that there will not be a delay in, or increased costs associated with, the Company's efforts to address the Year 2000 issue, and the Company's inability to implement the necessary changes could have an adverse effect on the Company. The Company's Year 2000 program and contingency plans are bing developed to address issues within the Company's control. The program reduces but may not eliminate the issues of external parties.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. The Company has not entered into derivative- hedging transactions to manage risk connected with such fluctuations.

     The Company derived approximately 33% of its 1998 pro forma net sales from its operations in Europe. The Company prices its products and incurs operating expenses in Europe in the currency of the country in which the product is manufactured and sold and, in the United States, in United States dollars. To the extent that costs and prices are in the currency of the country in which the products are manufactured and sold, the costs and prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AMM Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of AMM HOLDINGS, INC. (the accounting successor to Moll PlastiCrafters Limited Partnership and a Delaware corporation) AND SUBSIDIARY as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMM Holdings, Inc. and Subsidiary as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

Nashville, Tennessee
April 2, 1999

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share information)

                                                                             December 31,
                                                                     ----------------------------
                                                                          1997           1998
                                                                     -------------- -------------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................    $    1,729     $   14,396
  Short-term investments.........................................            --          3,763
  Accounts receivable, net of reserves for doubtful accounts of
     $579 and $1,214, respectively...............................        22,484         70,872
  Inventories, net...............................................        15,580         38,926
  Deposits on tooling............................................         6,877         11,051
  Property, plant and equipment held for sale....................           417          1,429
  Other current assets...........................................           392          1,812
                                                                     ----------     ----------
          Total current assets...................................        47,479        142,249
                                                                     ----------     ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land...........................................................         1,624          3,876
  Buildings......................................................         9,512         39,100
  Machinery and equipment........................................        37,733        114,737
  Less: accumulated depreciation.................................       (13,451)       (26,814)
                                                                     ----------     ----------
     Property, plant and equipment, net..........................        35,418        130,899
                                                                     ----------     ----------
GOODWILL, net....................................................            --         40,874
                                                                     ----------     ----------
INTANGIBLE AND OTHER ASSETS, net.................................         4,027         18,178
                                                                     ----------     ----------
          Total assets...........................................    $   86,924     $  332,200
                                                                     ==========     ==========

                     LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations.......................    $    4,746     $    4,390
  Current portion of capital lease obligations...................           313          3,838
  Short-term borrowings..........................................            --          1,710
  Accounts payable...............................................        16,731         37,037
  Accrued liabilities............................................         5,506         27,270
  Deferred income taxes..........................................            --            450
  Deferred tooling revenue.......................................         7,412          9,083
                                                                     ----------     ----------
          Total current liabilities..............................        34,708         83,778
                                                                     ----------     ----------
LONG-TERM OBLIGATIONS, net of current portion....................        42,569        276,983
                                                                     ----------     ----------
CAPITAL LEASE OBLIGATIONS, net of current portion................           304          7,246
                                                                     ----------     ----------
DEFERRED INCOME TAXES............................................            10          5,295
                                                                     ----------     ----------
OTHER NON-CURRENT LIABILITIES....................................         1,157          7,898
                                                                     ----------     ----------
COMMITMENTS AND CONTINGENCIES....................................            --             --
                                                                     ----------     ----------
MINORITY INTEREST................................................         2,213             --
                                                                     ----------     ----------
EQUITY:
  Partners' equity...............................................         5,961             --
  Common stock ($.01 par value, 3 shares authorized, 1
     shares issued and outstanding)..............................            --             --
  Additional paid in capital.....................................            --            387
  Accumulated deficit............................................            --        (52,409)
  Accumulated other comprehensive income.........................             2          3,022
                                                                     ----------     ----------
          Total equity...........................................         5,963        (49,000)
                                                                     ----------     ----------
          Total liabilities and equity...........................    $   86,924     $  332,200
                                                                     ==========     ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)

                                                                                 Year Ended December 31,
                                                                     -------------------------------------------
                                                                          1996           1997           1998
                                                                     ------------   -------------  -------------
NET SALES..........................................................  $     89,464   $     116,947  $     311,413
COST OF SALES......................................................        72,961          97,086        272,107
                                                                     ------------   -------------  -------------
  Gross profit.....................................................        16,503          19,861         39,306
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES......................................................         7,190          10,758         29,323
TOOLING INCOME, net................................................          (707)         (1,912)            --
MANAGEMENT AND CONSULTING FEE TO RELATED
     PARTIES.......................................................         1,446           1,653          1,397
LOSS INCURRED ON CLOSURE OF FACILITIES.............................            --           1,176          4,997
                                                                     ------------   -------------  -------------
  Operating income.................................................         8,574           8,186          3,589
INTEREST EXPENSE, net..............................................         2,518           3,405         20,197
OTHER (INCOME) EXPENSE.............................................            50            (299)           414
MINORITY INTEREST IN INCOME (LOSS) OF
     SUBSIDIARY....................................................           (31)            435            239
                                                                     ------------   -------------  -------------
INCOME (LOSS) BEFORE TAXES AND
     EXTRAORDINARY ITEM............................................         6,037           4,645        (17,261)
                                                                     ------------   -------------  -------------
PROVISION (BENEFIT) FOR INCOME TAXES
  Current..........................................................            --              72            324
  Deferred.........................................................            --              10         (2,287)
                                                                     ------------   -------------  -------------
                                                                               --              82         (1,963)
                                                                     ------------   -------------  -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                     6,037           4,563        (15,298)
  Extraordinary Item - Loss on extinguishment of debt                          --              --          1,971
                                                                     ------------   -------------  -------------
NET INCOME (LOSS)..................................................  $      6,037   $       4,563  $     (17,269)
                                                                     ============   =============  =============
PRO FORMA INFORMATION (UNAUDITED)
  Provision (benefit) for income taxes.............................  $      2,415   $       2,531  $      (3,421)
                                                                     ============   =============  =============
  Net income (loss) before extraordinary item......................  $      3,622   $       2,114  $     (13,840)
                                                                     ============   =============  =============
  Earnings (loss) per share before extraordinary item .............  $      3,622   $       2,114  $     (13,840)
                                                                     ============   =============  =============
  Weighted average number of shares outstanding....................             1               1              1
                                                                     ============   =============  =============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                              Year Ended December 31,
                                                                     -----------------------------------------
                                                                        1996           1997           1998
                                                                     ----------     ----------     -----------
NET INCOME (LOSS).................................................   $    6,037     $    4,563     $  (17,269)
OTHER COMPREHENSIVE INCOME:
  Deferred pension cost...........................................           --             --           (135)
  Foreign currency translation adjustment.........................           --              2          3,676
                                                                     ----------     ----------     ----------
COMPREHENSIVE INCOME (LOSS).......................................   $    6,037     $    4,565     $  (13,728)
                                                                     ==========     ==========     ==========



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF EQUITY
                                 (in thousands)

                                                                                           Accumulated
                                                                 Additional                   Other
                                        Partners'     Common       Paid-in   Accumulated  Comprehensive
                                         Equity        Stock       Capital     Deficit        Income            Total
                                     -------------  ----------- ------------ ----------- ----------------   --------------
BALANCE, December 31, 1995........    $     2,888    $   --      $    --     $     --      $     --          $    2,888
  Net income......................          6,037        --           --           --            --               6,037
  Distributions to partners.......         (2,509)       --           --           --            --              (2,509)
                                      -----------    ------      -------     --------      --------          ----------
BALANCE, December 31, 1996........          6,416        --           --           --            --               6,416
  Net income......................          4,563        --           --           --            --               4,563
  Distributions to partners.......         (5,018)       --           --           --            --              (5,018)
  Change in other comprehensive
     income.......................                       --           --           --             2                   2
                                      -----------    ------      -------     --------      --------          ----------
BALANCE, December 31, 1997........          5,961        --           --           --             2               5,963
  Net income prior to Merger                1,818        --           --           --            --               1,818
  Distributions...................         (7,392)       --           --      (33,322)           --             (40,714)
  Change in corporate
     structure associated with               (387)       --          387           --          (521)               (521)
     Merger.......................
  Net loss subsequent to Merger...           --          --           --      (19,087)           --             (19,087)
  Change in other comprehensive
     income.......................           --          --           --          --          3,541               3,541
                                      -----------    ------      -------     --------      --------          ----------
BALANCE,  December 31, 1998           $      --      $   --      $   387     $(52,409)     $  3,022          $  (49,000)
                                      ===========    ======      =======     ========      ========          ==========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Year Ended December 31,
                                                                --------------------------------------------
                                                                       1996          1997           1998
                                                                --------------  --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................       $     6,037     $    4,563      $  (17,269)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Extraordinary loss...................................                --             --           1,971
    Depreciation and amortization........................             4,148          5,400          16,393
    (Gain) loss on disposal of fixed assets..............                50            (36)             70
    Accrued loss on closure of facilities................                --          1,061           4,997
    Accretion on Senior Discount Notes...................                --             --           2,391
    Deferred income taxes................................                --             10          (2,287)
    Minority interest in subsidiary income (loss)........               (31)           435             239
    Changes in assets and liabilities, net of assets purchased and liabilities assumed:
      Accounts receivable................................             3,301         (8,347)          3,091
      Receivable from affiliates.........................                --            (74)             --
      Inventories........................................               672            527           4,161
      Other current assets...............................               938            180          (1,747)
      Deposits on tooling................................             3,830          1,095           1,047
      Other assets.......................................              (251)          (359)            206
      Accounts payable...................................            (2,558)         3,303          (2,696)
      Accrued liabilities................................            (1,268)            85           1,602
      Deferred tooling revenue...........................            (4,066)        (2,337)           (123)
      Other liabilities..................................                --            --             (462)
                                                                -----------     ----------      ----------
         Total adjustments...............................             4,765            943          28,853
                                                                -----------     ----------      ----------
      Net cash provided by operating activities..........            10,802          5,506          11,584
                                                                -----------     ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................            (1,387)        (6,562)        (21,374)
  Proceeds on disposal of fixed assets...................                58            268           2,049
  Short-term investments.................................                --             --          (3,763)
  Due from Lawson Mardon Packaging, Inc..................              (111)           111              --
  Purchase of assets of the Reliance division of Lawson
    Mardon Packaging, Inc................................           (10,152)            --              --
  Purchase of Hanning....................................                --         (7,182)             --
  Purchase of Somomeca, net of cash received.............                --           (850)        (12,714)
  Purchase of Gemini.....................................                --             --          (9,954)
                                                                -----------     ----------      ----------
      Net cash used in investing activities..............           (11,592)       (14,215)        (45,756)
                                                                -----------     ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving loan
    Facilities...........................................               200         10,171         (28,931)
  Proceeds from issuance of long-term obligations........             9,597         12,513         225,322
  Principal payments on long-term obligations............            (7,582)        (7,168)        (98,388)
  Distributions..........................................            (2,509)        (5,018)        (37,575)
  Financing costs........................................              (251)          (843)         (9,734)
  Minority partner contributions to Reliance.............             1,881             --              --
  Distributions to minority partners of Reliance.........                --            (61)         (1,186)
                                                                -----------     ----------      ----------
      Net cash provided by financing activities..........             1,336          9,594          49,508
                                                                -----------     ----------      ----------


                                                     (continued)

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                                            Year Ended December 31,
                                                                --------------------------------------------
                                                                       1996          1997           1998
                                                                --------------  --------------  ------------

EFFECT OF EXCHANGE RATE CHANGES IN
  CASH...................................................                --            (34)         (2,669)
                                                                -----------     ----------      ----------
NET CHANGE IN CASH.......................................               547            851          12,667
                                                                -----------     ----------      ----------
BALANCE AT BEGINNING OF PERIOD...........................               331            878           1,729
                                                                -----------     ----------      ----------
BALANCE AT END OF PERIOD.................................       $       878     $    1,729      $   14,396
                                                                -----------     ----------      ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest.................................       $     2,823     $    3,414      $   16,261
                                                                ===========     ==========      ==========
  Cash paid for income taxes.............................       $        --     $       21      $   (1,314)
                                                                ===========     ==========      ==========



Non-cash transactions:

During 1997:

     The Company incurred a payable to the former owners of Hanning of $1,500 for the purchase of Hanning.

     The Company terminated a capital lease that resulted in a reduction of debt by $2,503 and reduction of fixed assets by $1,205.

During 1998:

     The Company incurred a payable to the former owners of Somomeca of $1,488 for the purchase of Somomeca.

     The Company distributed its investment of $3,135 in Reliance Products L.P. to its owners.

     The Company acquired AMM Holdings through an exchange of stock. See Note 2.

     The Company acquired certain fixed assets from the previous owners of Gemini Plastic Services, Inc. by the assumption of $2,738 of debt and payment of $1,142.








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1.  ORGANIZATION

     AMM Holdings, Inc. ("AMM Holdings", formerly known as Anchor Acquisition Co., a wholly-owned subsidiary of AMM Holdings, LLC) was incorporated March 3, 1998, under the laws of the State of Delaware. AMM Holdings owns Anchor Holdings, Inc. ("Holdings"). Holdings owns Moll Industries, Inc. (the "Company", formerly known as Anchor Advanced Products, Inc.) through which, including the Company's subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout North America and Europe. Neither AMM Holdings nor Holdings have any operations or investments other than their investment in the Company. The Company's products are sold to a wide range of markets, including consumer products, telecommunications/business equipment, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France, Germany, Mexico and the United Kingdom.

2.  MERGER WITH MOLL PLASTICRAFTERS LIMITED PARTNERSHIP

    Effective June 26, 1998, the owners of Moll PlastiCrafters Limited Partnership ("Moll") contributed their interest in Moll to AMM Holdings in exchange for common shares of AMM Holdings. AMM Holdings contributed these interests in Moll to Holdings and ultimately to Anchor Advanced Products, Inc. ("Anchor"). Moll was merged into Anchor (the "Merger") at which time the name of Anchor was changed to Moll Industries, Inc. As the owners of Moll owned a majority of the outstanding shares of AMM Holdings subsequent to the Merger, Moll is considered the accounting acquiror in the Merger; therefore, the consolidated financial statements presented for all periods herein are those of Moll, and exclude those of Anchor prior to June 26, 1998. As a result of the Merger, Moll's corporate structure was changed from a partnership to a corporation.

    Moll utilized purchase accounting to account for the Merger; accordingly, the assets and liabilities of AMM Holdings acquired in the Merger, which relate primarily to Anchor, have been tentatively adjusted to their estimated fair values with a deminimus amount allocated to equity. A summary of the allocated values follows:

         Current assets.........................    $   41,574
         Property, plant and equipment..........        56,122
         Goodwill...............................        29,004
         Other assets...........................         7,648
         Current liabilities....................       (18,492)
         Notes payable..........................      (100,000)
         Other non-current liabilities..........       (15,856)


    An evaluation of the assets acquired and liabilities assumed is in process. Upon completion of the evaluation, net additions or reductions, if any, in the fair values currently assigned will result in a corresponding change in goodwill.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The historical consolidated financial statements, through the date of the Merger, include the accounts of Moll, as it is the accounting acquiror in the Merger discussed in Note 2, and its subsidiaries. All significant results of operations of companies acquired utilizing the purchase method of accounting have been included in the consolidated financial statements since the effective dates of the respective acquisition (the Hanning Companies--August 8, 1997, Somomeca Industries, Inc.--January 8, 1998, Anchor--June 26, 1998 and Gemini Plastic Services, Inc.--June 26, 1998). The results of Reliance Products L.P. have been excluded from these consolidated financial statements since June 26, 1998 (see Note 5). All significant intercompany balances have been eliminated in consolidation.

Revenues and Accounts Receivable

    The Company's customers operate primarily in the home appliance, consumer products, business equipment, medical and telecommunications industries. The Company generally grants credit to customers on an unsecured basis. Revenues from sales are recognized at the time products are shipped.

Tooling

    The Company enters into agreements with its customers to design and produce certain customer owned plastic injection tooling (primarily molds). Monies paid or received by the Company in connection with tooling that remains undelivered at the end of an accounting period are included as Deposits on Tooling or Deferred Tooling Revenue, respectively, in the accompanying consolidated balance sheets. For projects with estimated terms to complete of less than 12 months, the revenues and associated costs incurred are recognized in the accompanying consolidated statements of operations once the tool has been tested and accepted by the customer. For projects greater than 12 months, revenues and associated costs are recognized using the percentage of completion method. The Company generally completes tooling projects in three to four months.

    Prior to 1998, the Company outsourced the majority of its tool building projects under fixed cost contracts and accordingly, recognized the excess of revenues over associated costs as Tooling Income, net in the accompanying consolidated statements of operations. Beginning in 1998, with the acquisition of significant tool building operations, the Company began recording tool building revenues as a component of Net Sales and tool building costs as Cost of Sales. Tool building revenues and costs in 1998 were $31,525 and $28,988, respectively.

Cash and Cash Equivalents

    The Company considers investments with an original maturity of 90 days or less when purchased to be cash equivalents.

Short-Term Investments

    The Company invests excess cash in fixed income securities. Those investments that have a maturity of greater than 90 days but less than one year when purchased are classified as short-term investments.

Inventories

    Inventories are valued at the lower of cost (first-in, first-out (FIFO) method) or market.

Property, Plant and Equipment

    Property, plant and equipment is valued at cost or estimated fair value at time of acquisition. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the assets, which are as follows:

                                                               Years
                                                             ----------
                 Buildings .............................         25
                 Machinery and equipment................       3-10
                 Furniture and fixtures.................         10
                 Computer hardware and software.........       3-10
                 Automobiles............................          3

Expenditures for maintenance and repairs are generally charged to expense as incurred, whereas expenditures for improvements and replacements are capitalized.

The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

Goodwill and Intangible Assets

    The excess of purchase price over the fair value of identifiable assets acquired ("goodwill") is being amortized using the straight-line method over 20 years.

    Loan costs are amortized over the term of the related loan using the effective interest rate method. Covenants not to compete are amortized over the life of the agreements using the straight-line method.

    Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets might warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the acquired operation's undiscounted future cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

Fair Value of Financial Instruments

    The Company estimates the fair value of financial instruments using quoted or estimated market prices based upon the current interest rate environment and the remaining term to maturity. At December 31, 1998, there were no material differences in the book values of the Company's financial instruments and their related fair values.

Income Taxes

    Effective June 26, 1998, Moll became a taxable entity. Prior to June 26, 1998, Moll was a partnership; accordingly, the earnings of Moll, including the earnings of foreign subsidiaries attributable to Moll for United States tax purposes, were included in the tax returns of the partners. Therefore, the consolidated financial statements prior to June 26, 1998 contain no provision for federal or state income taxes related to those earnings.

    Certain of the Company's foreign subsidiaries and, subsequent to June 26, 1998, the Company are taxable entities. The Company has accounted for income taxes for taxable entities using the liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns.

    Included in the accompanying consolidated statements of operations is an unaudited pro forma tax provision which was calculated as if the Company, including all of its subsidiaries, was taxable for all periods presented.

Foreign Currency Translation

    Assets and liabilities of the Company's foreign subsidiaries are translated to U.S. dollars at current exchange rates, while revenues and expenses are translated at the average exchange rate prevailing during the period. Translation adjustments are recorded as a component of comprehensive income.

Management Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accrued Claims and Litigation

    The Company is partially self-insured for claims arising from product liability, property damage, workers' compensation, and employee health benefits. Excess insurance coverage is maintained for per-incident and cumulative liability losses for these risks in amounts management considers adequate. Amounts are accrued currently for the estimated cost of claims incurred, including related expenses. Management considers the accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate that changes are necessary.

Long-Lived Assets

    When factors are present which indicate the cost of long-lived assets may not be recovered, the Company evaluates the realizability of such assets, based upon the estimated undiscounted future cash flows generated by the asset.

Pro Forma Earnings Per Share

    Pro forma earnings per share for all periods presented have been computed on a basis assuming the number of common shares outstanding subsequent to the Merger were outstanding for all periods presented. There are no potentially dilutive securities currently outstanding.

Recent Accounting Pronouncements

    In January 1998, AMM Holdings adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for displaying comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of this pronouncement has not had a material impact on AMM Holdings' results of operations.

    In January 1998, AMM Holdings adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which established standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 superseded Statement of Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. AMM Holdings operates in one industry segment, and, accordingly, the adoption of SFAS 131 has had no effect on its presentation of operating results and financial position.

    In December 1998, AMM Holdings adopted the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post-Retirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans, therefore, the adoption of this pronouncement has not had a material impact on AMM Holdings' results of operations or financial position.

    During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that derivatives and hedges be valued at their fair value and establishes standards for the recognition of changes in fair value. SFAS 133 is effective for periods beginning after June 15, 1999. AMM Holdings is evaluating SFAS No. 133 to determine the impact, if any, on its reporting and disclosure requirements.

    In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be charged to operations as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management is evaluating the impact of adopting this pronouncement.

Reclassifications

     Certain reclassifications have been made in the 1996 and 1997 consolidated financial statements to conform to the 1998 presentation.

4.  ACQUISITIONS

Hanning

    Effective August 8, 1997, Moll acquired a group of companies that had previously been under common ownership ("Hanning"). The companies acquired, the type of acquisition and the country of operations are as follows:

                                                             Type of         Country of
     Company                                               Acquisition       Operations
     -------                                           -----------------  -------------
     Hanning Corporation.............................  Assets             United States
     Hanning-Kunststoffe Beteilingungs-GmbH..........  Stock              Germany
     Hanning-Kunststoffe GmbH & Co...................  Partnership        Germany
                                                       Interest
     Hanning Plastics, Ltd...........................  Assets             United
                                                                          Kingdom
     Hanning Property Associates.....................  Assets             United States
     PB Hanning GmbH & Co............................  Stock              Germany
     PB Hanning GmbH & Co. Handelsgesellschaft ......  Partnership        Germany
                                                       Interest

    Moll paid $7,582 in cash and agreed to pay the sellers $1,500 over four years. Additionally, Moll incurred expenses totaling approximately $1,400 in connection with this acquisition. The purchase price is subject to adjustment based on an evaluation of the assets purchased and liabilities assumed which is currently in process. However, the purchase price, excluding expenses, may not exceed $10,000.

    The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired (net of $1,800 of assets which were distributed to partners of Moll) and liabilities assumed as follows:

               Current assets...........................    $    16,476
               Property, plant and equipment............         11,180
               Other assets.............................             21
               Current liabilities......................        (15,149)
               Noncurrent liabilities...................         (3,846)
                                                            -----------
                                                            $     8,682
                                                            ===========

Somomeca

    Effective January 8, 1998, Moll acquired the stock of Somomeca Industries, Inc. ("Somomeca"). Moll paid $13,144 in cash and agreed to pay the sellers $1,488 over two years. Additionally, Moll incurred approximately $2,321 in expenses to complete the acquisition. The acquisition has been accounted for using the purchase method with the purchase price allocated based on the estimated fair values of the assets purchased and liabilities assumed, as follows:

               Current assets..........................  $      37,397
               Property, plant and equipment...........         35,336
               Goodwill................................          6,077
               Other assets............................          1,461
               Current liabilities.....................        (46,030)
               Non-current liabilities.................        (17,288)
                                                         -------------
                                                         $      16,953
                                                         =============

Gemini

    Effective June 26, 1998, the Company acquired the stock of Gemini Plastic Services, Inc. ("Gemini") for cash of $10,186. The acquisition has been accounted for using the purchase method with the purchase price tentatively allocated based on the estimated fair values of the assets purchased and liabilities assumed, as follows:

               Current assets..........................  $       4,384
               Property, plant and equipment...........          4,571
               Goodwill................................          6,822
               Other assets............................             23
               Current liabilities.....................         (2,963)
               Non-current liabilities.................         (2,651)
                                                         -------------
                                                         $      10,186
                                                         =============

    An evaluation of the assets and liabilities acquired in the Gemini transaction is in progress. Upon completion of the evaluation, net additions or reductions, if any, in the fair values currently assigned will be credited or charged against goodwill.

    The results of operations of Hanning, Somomeca and Gemini have been included in the consolidated financial statements since the effective date of each acquisition. See Note 20 for unaudited pro forma information.

5.  DISPOSITION

    Effective immediately prior to the Merger discussed in Note 2, Moll distributed its interest in Reliance Products, L.P. ("Reliance") to its owners. The total amount of such distribution was $3,135.

    Reliance is a limited partnership based in Canada in which Moll had purchased a 69% limited partnership interest effective December 12, 1996. AMM Holdings included the operating results of Reliance in its consolidated financial statements through June 26, 1998. The earnings attributable to the minority partners are included in the consolidated statements of operations of AMM Holdings as minority interest in income (loss) of subsidiary.

6.  INVENTORIES

    Inventories of the Company at December 31, 1997 and 1998 consist of the following:

                                                                      1997          1998
                                                                 ------------  ------------
               Raw materials...................................  $      7,719  $     21,959
               Work-in-progress................................         1,414         5,918
               Finished goods..................................         7,614        14,095
               Less: reserve for excess and obsolete inventory         (1,167)       (3,046)
                                                                 ------------  ------------
                                                                 $     15,580  $     38,926
                                                                 ============  ============

7.  INTANGIBLE AND OTHER ASSETS

    Intangible and other assets of the Company at December 31, 1997 and 1998 consist of the following:

                                                                     1997          1998
                                                                 -----------   -----------
               Loan and bond costs.............................  $       843   $    12,367
               Cash surrender value of life insurance..........           --         3,318
               Pension asset...................................           --           952
               Covenants not to compete........................        1,344           994
               Acquisition costs on pending transactions.......        1,066            --
               Deposit on purchase of Somomeca.................          850            --
               Other...........................................          920         2,425
                                                                 -----------   -----------
                                                                       5,023        20,056
                 Less: accumulated amortization................         (996)       (1,878)
                                                                 -----------   -----------
                                                                 $     4,027   $    18,178
                                                                 ===========   ===========

8.  LONG-TERM OBLIGATIONS

    Long-term obligations of AMM Holdings at December 31, 1997 and 1998 consist of the following:

                                                                               1997          1998
                                                                           ------------  ------------
Senior notes payable ("Senior Notes").  Interest of 11.75% is payable semi-annually on April 1 and October 1.  The notes
  mature on April 1, 2004..............................................      $       --    $  100,000

Senior subordinated notes payable ("Senior Subordianted Notes").
  Interest of 10.5% is payable semi-annually on January 1 and
  July 1.  The notes mature on July 1, 2008............................              --       130,000

Senior discount notes payable ("Senior  Discount  Notes"). Interest of
  13.5% accretes, compounded semi-annually, until June 30, 2003, at which time the balance will be $68,000. Following June 30, 2003, interest is payable semi-annually on January 1 and July 1. The notes mature on
  July 1, 2009.........................................................              --        37,713

Revolving loan facility with a bank; refinanced on January 8, 1998.....          10,721            --

Revolving credit agreement for Reliance.  This loan was included
  in liabilities distributed to the owners of Moll (see Note 5)........           5,809            --

Term note payable to a bank; refinanced on January 8, 1998.............          24,598            --

Mortgage payable in monthly installments of $9.  The mortgage
  expires in May 2012.  Interest is payable at 8.45%...................              --         2,728

Mortgage payable in monthly installments of $9.  The mortgage
  expires in December  2012. Interest is payable at 8.40%..............           2,902         2,800

Other..................................................................           3,285         8,132
                                                                             ----------    ----------
                                                                                 47,315       281,373
  Less current portion.................................................          (4,746)       (4,390)
                                                                             ----------    ----------
                                                                             $   42,569    $  276,983
                                                                             ==========    ==========

    The amounts of all long-term obligations to be repaid for the years following December 31, 1998 are as follows:

                 1999............................   $      4,390
                 2000............................          2,404
                 2001............................          1,444
                 2002............................            575
                 2003............................            422
                 Thereafter......................        272,138
                                                    ------------
                                                    $    281,373
                                                    ============

    The Senior Notes, Senior Subordinated Notes and Senior Discount Notes (the "Notes") contain restrictions on the payment of dividends and distributions, transactions with affiliated parties and purchase and sale of fixed assets, among others, all of which the Company was in compliance with as of December 31, 1998. Additionally, the Notes contain certain cross-default provisions under which the Company would be in default of the Notes if it is in default of other debt agreements, those debt agreements have a balance outstanding of greater than $5,000 and the default results in an acceleration of payments. There were no such defaults as of December 31, 1998. The Senior Notes and Senior Subordinated Notes were issued by the Company. The Senior Notes are guaranteed by Holdings and all significant subsidiaries of the Company (see Note 17). The Senior Subordinated Notes are not guaranteed. The Senior Discount Notes were issued by AMM Holdings whose only asset is its investment in Holdings. However, neither Holdings, the Company nor any other party has guaranteed the Senior Discount Notes.

Debt Refinancings

    On January 8, 1998, Moll entered into a credit agreement ("Credit Agreement") with a group of lenders ("Lenders"), in which the Lenders agreed to loan the Company $60,000 in term debt (under two equal tranches) and make available a revolving credit facility of up to $10,000, based on the level of eligible accounts receivable and inventory.

    On June 26, 1998, the Company issued $130,000 of 10.5% Senior Subordinated Notes. The proceeds of the Senior Subordinated Notes were used to repay the borrowings under the Credit Agreement discussed above, finance the acquisitions of Anchor and Gemini and general corporate purposes.

    Moll had deferred financing costs of $671 at December 31, 1997 related to the bank debt refinanced on January 8, 1998 and $1,300 related to the Credit Agreement, both of which were expensed as an extraordinary item in 1998 in connection with the related refinancings.

9.  LEASE COMMITMENTS

    The aggregate future minimum fixed lease obligations for the Company as of December 31, 1998 are as follows:

                                                             Capital       Operating
                                                             Leases          Leases
                                                            ----------  --------------
       1999........................................          $  4,661   $     2,455
       2000........................................             2,452         1,831
       2001........................................             1,908         1,892
       2002........................................             1,375         1,159
       2003........................................             1,145           292
       Thereafter..................................             1,856           114
                                                             --------   -----------
       Total minimum lease payments................            13,397   $     7,743
                                                                        ===========
       Less amounts representing interest..........            (2,313)
                                                             --------
       Present value of minimum capital lease
       payments....................................          $ 11,084
                                                             ========


     Total rent expense for the Company's operating leases was approximately $1,780, $2,835 and $3,923 for 1996, 1997 and 1998, respectively.

Lease Renegotiation

    On June 15, 1997, Moll renegotiated an agreement for the lease of equipment. The terms of the original agreement required the lease to be accounted for as a capital lease; however, the terms of the new agreement result in the lease being accounted for as an operating lease. At the date of the renegotiation, the difference between the net book value of the assets and the related debt under the capital lease, $1,298, was recorded as a deferred gain that is being amortized over the term of the operating lease. An unamortized balance of $792 is included in other non-current liabilities in the accompanying consolidated balance sheets at December 31, 1998.

10.  RETIREMENT PLANS

    The Company assumed defined benefit pension plans covering substantially all domestic employees of Anchor in the Merger. Annually, the Company contributes to the plans amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. These plans were amended effective June 26, 1998 to freeze benefits under the plans to those earned as of June 26, 1998. Foreign executives and employees are covered by fully funded programs as legally required.

    The Company also assumed in the Merger a supplemental retirement plan for certain executives of Anchor and life insurance policies to fund the liability under the plan. The Company intends to fund the plan through the Company-owned life insurance policies, which have a cash surrender value of $3,318 at December 31, 1998; however, the life insurance policies are not considered plan assets for accounting purposes. The supplemental retirement plan was amended effective December 31, 1998 to freeze benefits to those earned as of December 31, 1998.

    The following table sets forth the funded status of the pension and supplemental plans as of December 31, 1998. There were no pension or other defined benefit plans prior to the Merger.

                                                          Pension                  Supplemental
                                                          Benefits               Retirement Plan
                                                      ----------------          ------------------
       Change in Benefit Obligation:
           Benefit obligation at beginning of year..     $          --              $          --
           Acquisition..............................             4,612                      4,061
           Service cost.............................                --                         --
           Interest cost............................               189                        182
           Plan participants' contributions.........                --                         --
           Amendments...............................                --                         --
           Actuarial gain...........................               (62)                        --
           Benefits paid............................               (67)                        --
                                                         -------------              -------------
           Benefit obligation at end of year........     $       4,672              $       4,243
                                                         =============              =============


       Change in Plan Assets:
           Fair value of plan assets at beginning
           of year..................................     $          --              $          --
           Acquisition..............................             4,421                         --
           Actual return on plan assets.............               229                         --
           Employer contribution....................               181                         --
           Plan participants' contributions.........                --                         --
           Benefits paid............................               (67)                        --
                                                         -------------              -------------
           Fair value of plan assets at end of year.     $       4,764              $          --
                                                         =============              =============

       Funded status................................     $          92              $      (4,243)
       Unrecognized net actuarial loss..............               458                         --
       Unrecognized prior service cost..............                --                         --
                                                         -------------              -------------
       Net amount recognized........................     $         550              $      (4,243)
                                                         =============              =============

                                                          Pension                  Supplemental
                                                          Benefits               Retirement Plan
                                                      ----------------          ------------------
       Amounts Recognized in the Consolidated
           Balance Sheets Consist of:
           Prepaid benefit cost.....................     $         952              $          --
           Accrued benefit liability................            (1,058)                    (4,243)
           Accumulated other comprehensive income ..               656                         --
                                                         -------------              -------------
       Net amount recognized........................     $         550              $      (4,243)
                                                         =============              =============

       Weighted-Average Assumptions:
           Discount rate............................             6.75%                      6.75%
                                                         =============              =============
           Expected return on plan assets...........             8.00%                        N/A
                                                         =============              =============
           Rate of compensation increase............               N/A                        N/A
                                                         =============              =============


       Components of Net Periodic Benefit Cost:
           Service cost.............................     $          --              $          --
           Interest cost............................               189                        182
           Recognition of net actuarial gain........               (62)                        --
                                                         -------------              -------------
           Net periodic benefit cost................     $         127              $         182
                                                         =============              =============

    Additionally, the Company maintains profit-sharing plans covering substantially all domestic employees meeting the service requirements defined in the plans. Under the provisions of the plans, employees may contribute from 2% to 15% of their wages. The Company may make matching contributions equal to a discretionary percentage, to be determined by the Company. Matching contributions are subject to certain vesting requirements. The Company contributed approximately $165, $233 and $544 to the plans in 1996, 1997 and 1998, respectively.

11.  INCOME TAXES

    Effective June 26, 1998, Moll became a taxable entity. Prior to June 26, 1998, Moll was a partnership; accordingly, the earnings of Moll, including the earnings of foreign subsidiaries attributable to Moll for United States tax purposes, were included in the tax returns of the partners. Certain of Moll's foreign subsidiaries have been taxable entities for foreign tax purposes since their inception.

    The components of income tax expense (benefit) are as follows:

                                               1996          1997           1998
                                            -----------  -------------  -------------
         Current:
           Federal....................      $        --  $          --  $          --
           State......................               --             --             --
           Foreign....................               --             72            324
                                            -----------  -------------  -------------
                                                     --             72            324
                                            -----------  -------------  -------------

         Deferred:
           Federal....................               --             --         (1,306)
           State......................               --             --           (245)
           Foreign....................               --             10           (736)
                                            -----------  -------------  -------------
                                                     --             10         (2,287)
                                            -----------  -------------  -------------

         Income tax expense (benefit)       $        --  $          82  $      (1,963)
                                            ===========  =============  =============

    The components of the Company's deferred tax assets and (liabilities) are as follows:

                                                                    1997           1998
                                                                -------------  -------------
                Current deferred taxes:
                  Accounts receivable......................     $          --  $         671
                  Inventory................................                --            862
                  Accrued liabilities......................                --          5,789
                  Deferred costs...........................                --           (537)
                  Lease transactions.......................                --         (1,048)
                                                                -------------  -------------
                     Current deferred asset................                --          5,737
                     Valuation allowance...................                --         (6,187)
                                                                -------------  -------------
                     Current deferred tax liability........                --           (450)
                                                                -------------  -------------

                Non-current deferred taxes:
                  Depreciation.............................               (10)        (7,879)
                  Fixed asset valuation....................                --         (2,665)
                  Accumulated net operating losses.........                --          7,884
                  Foreign tax credits......................                --            875
                                                                -------------  -------------
                     Non-current deferred liability........                --         (1,785)
                     Valuation allowance...................                --         (3,510)
                                                                -------------  -------------
                     Non-current deferred tax liability....                --         (5,295)
                                                                -------------  -------------
                Deferred tax liability.....................     $         (10) $      (5,745)
                                                                =============  =============

    A valuation allowance has been established to the extent that deferred tax assets exceed deferred tax liabilities for United States tax purposes. The allowance was established due to the uncertainity of realizing the assets. On a consolidated basis, the Company has deferred tax liabilities due primarily to differences in the book and tax basis in fixed assets in France.

    The following table reconciles the 1998 income tax benefit at the United States statutory rate to that in the financial statements:

                                                                            1998

         Federal tax benefit computed at 35%........................    $      (6,732)
         State tax benefit..........................................             (770)
         Taxes allocated to partners on partnership income prior to
            Conversion to a C-Corp..................................             (998)
         Deferred tax benefit associated with conversion to a C-
            Corp....................................................           (4,923)
         Increase in valuation allowance............................            9,697
         Non-deductible expenses....................................            1,072
         Tax on foreign income......................................              324
         Other......................................................              367
                                                                        -------------
                                                                        $      (1,963)
                                                                        =============

12.  RELATED PARTIES

    At December 31, 1998, the Company has a note receivable of $390 from an individual who is the majority owner of AMM Holdings, LLC. The note is payable in three equal annual installments beginning February 1, 2000 and bears interest at 9%.

    The Company pays management fees to certain related companies that are limited in amount under the Company's debt agreements. Management fee expense was approximately $1,346, $1,553 and $1,397 for 1996, 1997 and 1998,
respectively.

    The Company leases land and buildings in Germany from an entity owned by the majority owner of AMM Holdings, LLC. The lease expires on August 7, 1999 and contains two automatic one year extensions. The Company recognized rent expense of $176 and $433 in 1997 and 1998, respectively, which is included in accounts payable at December 31, 1998.

13.  FACILITY CLOSURES

    In September 1997, the Company closed its El Paso facility. The expenses incurred in closing the facility are reflected as "Loss Incurred on Closure of Facilities" in the accompanying consolidated statements of operations. Liabilities and reserves of $1,061 are included in the accompanying December 31, 1997 consolidated balance sheet primarily for lease payments and losses on equipment and inventory related to the closure. These amounts were paid or realized in 1998. Equipment from the El Paso facility that was disposed of in 1998 is included in the accompanying consolidated balance sheets as "Property, Plant and Equipment Held for Sale" at its net realized value.

    In December 1998, the Company made decisions to close its Lakewood and Round Rock facilities in association with the integration of the companies acquired (Notes 2 and 4). The Lakewood facility ceased production in March 1999 and the Round Rock facility will cease production in April 1999. Production of these facilities was either outsourced to suppliers or moved to other Company facilities. The expenses incurred in closing the facilities are reflected as "Loss Incurred on Closure of Facilities" in the accompanying consolidated statements of operations. Liabilities and reserves of $4,997 are included in the accompanying December 31, 1998 consolidated balance sheet for expenses and losses on fixed assets related to the closures. These expenses and losses are expected to be incurred before December 31, 1999.

14.  MAJOR CUSTOMERS

    Customers that represented in excess of 10% of sales were as follows:

                                         1996    1997    1998
                                        ------  ------  -----
                   Customer A             50%     35%     13%
                   Customer B            N/A     N/A      11%
                   Customer C            N/A      10%    N/A

    In addition, approximately 61% and 40% of the Company's total accounts receivable at December 31, 1997 and 1998 were from these customers. Management believes the credit risk associated with these customers is minimal.

15.  CONTINGENCIES

    AMM Holdings is a party to various lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against AMM Holdings cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of AMM Holdings.

    AMM Holdings, like others in similar businesses, is subject to extensive federal, state and local environmental laws and regulations. Although AMM Holdings' environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require AMM Holdings to make unforeseen environmental expenditures.

16.  SEGMENT INFORMATION
    AMM Holdings operates in one industry segment. The following table presents sales and other financial information by geographic region for the years ended December 31, 1996, 1997 and 1998.

                                             1996          1997           1998
                                         -----------  -------------  -------------
      Net sales:
        United States................    $    89,036  $      87,585  $     172,513
        Canada.......................            428         17,383         11,165
        Mexico.......................             --             --          3,937
        Europe.......................             --         11,979        127,735
        Eliminations.................             --             --         (3,937)
                                         -----------  -------------  -------------
                Total net sales......    $    89,464  $     116,947  $     311,413
                                         ===========  =============  =============

      Operating income:
        United States................    $     8,627  $       8,306  $        (415)
        Canada.......................            (53)         1,551          1,291
        Mexico.......................             --             --            271
        Europe.......................             --         (1,671)         2,442
                                         -----------  -------------  -------------
                Total operating income   $     8,574  $       8,186  $       3,589
                                         ===========  =============  =============

      Identifiable assets:
        United States................    $    41,503  $      60,528  $     265,575
        Canada.......................         12,590         12,354             --
        Mexico.......................             --             --          5,462
        Europe.......................             --         15,147        112,353
        Eliminations.................           (192)        (1,105)       (51,190)
                                         -----------  -------------  -------------
                Total assets.........    $    53,901  $      86,924  $     332,200
                                         ===========  =============  =============

      Depreciation and amortization:
        United States................    $     4,088  $       3,819  $       9,983
        Canada.......................             60          1,158            325
        Mexico.......................             --             --            103
        Europe.......................             --            423          5,982
                                         -----------  -------------  -------------
                Total................    $     4,148  $       5,400  $      16,393
                                         ===========  =============  =============

      Capital expenditures:
        United States................    $     1,387  $       5,966  $      14,353
        Canada.......................             --            531             --
        Mexico.......................             --             --             --
        Europe.......................             --             65          7,021
                                         -----------  -------------  -------------
                Total................    $     1,387  $       6,562  $      21,374
                                         ===========  =============  =============

17.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

    All material subsidiaries of the Company, each of which are wholly-owned, have fully, unconditionally, jointly and severally guaranteed the otherwise unsecured $100,000 of 11 3/4% Senior Notes due 2004 issued by Anchor and assumed by the Company in the Merger. The subsidiaries that have not guaranteed the debt only participate in intercompany transactions with the Company, which are eliminated in the consolidated financial statements of the Company. The guarantor subsidiaries are subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934. Management has determined that separate financial statements for the guarantor subsidiaries are not material to holders of the Senior Notes. Combined financial information relating to these entities since the date of their acquisition is presented herein in accordance with Staff Accounting Bulletin No. 53 as an addition to the notes of the consolidated financial statements of AMM Holdings.

    Condensed consolidating financial information for AMM Holdings for the year ended December 31, 1998 is as follows:

                                                                       Non-
                                          AMM        Guarantor      Guarantor                      Consolidated
                                        Holdings    Subsidiaries   Subsidiaries     Eliminations     Balance
                                      -----------   ------------   ------------    -------------- ---------------
     Balance Sheet Data:                                                                      --
     Cash...............................$   13,253     $   1,086        $    57       $       --     $   14,396
     Accounts Receivable................    29,724        41,079             69               --         70,872
     Inventories........................    28,164        10,762             --               --         38,926
     Other Current Assets...............    13,239         4,816             --               --         18,055
                                        ----------     ---------        -------       ----------     ----------
        Total Current Assets............    84,380        57,743            126               --        142,249
     Fixed Assets.......................    84,122        43,733          3,044               --        130,899
     Goodwill...........................    35,101         5,773             --               --         40,874
     Intercompany Receivables...........    47,655         1,258          2,277          (51,190)            --
     Other Assets.......................    14,317         3,846             15               --         18,178
                                        ----------     ---------        -------       ----------     ----------
                                        $  265,575     $ 112,353        $ 5,462       $  (51,190)    $  332,200
                                        ==========     =========        =======       ==========     ==========
     Accounts Payable...................$   10,711     $  26,102        $   224       $       --     $   37,037
     Accrued Liabilities................    18,664         8,343            263               --         27,270
     Other Current Liabilities..........    11,914         7,557             --               --         19,471
                                        ----------     ---------        -------       ----------     ----------
        Total Current Liabilities ......    41,289        42,002            487               --         83,778
     Long-Term Obligations..............   275,480         8,749             --               --        284,229
     Other Non-current Liabilities......     4,366         8,793             34               --         13,193
     Intercompany Payables..............        --        51,069             --          (51,069)            --
                                        ----------     ---------        -------       ----------     ----------
        Total Liabilities...............   321,135       110,613            521          (51,069)       381,200
     Equity.............................   (55,560)        1,740          4,941             (121)       (49,000)
                                        ----------     ---------        -------       ----------     ----------
                                        $  265,575     $ 112,353        $ 5,462       $  (51,190)    $  332,200
                                        ==========     =========        =======       ==========     ==========
     Statement of Operations Data:
     Net Sales..........................$  172,513     $ 127,735        $15,102       $   (3,937)    $  311,413
     Cost of Sales......................   150,718       113,402         11,924           (3,937)       272,107
                                        ----------     ---------        -------       ----------     ----------
        Gross Profit....................    21,795        14,333          3,178               --         39,306
     Selling, General &
     Administrative  Expense..........      22,210        11,891          1,616               --         35,717
                                        ----------     ---------        -------       ----------     ----------
        Operating Income................      (415)        2,442          1,562               --          3,589
     Interest Expense, net..............    14,842         5,194            161               --         20,197
     Other (Income) Expense.............      (864)          554             33              930            653
                                        ----------     ---------        -------       ----------     ----------
        Income Before Taxes and
          Extraordinary Item............   (14,393)       (3,306)         1,368             (930)       (17,261)
     Income Tax Expense (Benefit).......    (1,643)         (782)           462               --         (1,963)
                                        ----------     ---------        -------       ----------     ----------
        Income Before
            Extraordinary Item..........   (12,750)       (2,524)           906             (930)       (15,298)
     Loss from Extinguishment of Debt...     1,971            --             --               --          1,971
                                        ----------     ---------        -------       ----------     ----------
                Net Income (Loss).......$  (14,721)    $  (2,524)       $   906       $     (930)    $  (17,269)
                                        ==========     =========        =======       ==========     ==========


                                                                       Non-
                                          AMM        Guarantor      Guarantor                      Consolidated
                                        Holdings    Subsidiaries   Subsidiaries     Eliminations     Balance
                                      -----------   ------------   ------------    -------------- ---------------
    Statement of Cash Flows
    Data:
    Net Income (Loss)................   $  (14,721)    $  (2,524)        $   906    $      (930)   $   (17,269)
    Depreciation and Amortization....        9,983         5,982             428             --         16,393
    Minority Interest in Earnings....                                        239                           239
    Change in Assets and Liabilities.        8,388        (3,288)            (21)            --          5,079
    Other............................        7,787          (645)             --             --          7,142
                                        ----------     ---------         -------     ----------     ----------
        Cash Flows from Operating
                Activities...........       11,437          (475)          1,552           (930)        11,584
                                        ----------     ---------         -------     ----------     ----------
    Capital Expenditures.............      (14,353)       (7,021)             --             --        (21,374)
    Proceeds from Disposal of
    Fixed Assets.....................        1,316           733              --             --          2,049
    Investments in Subsidiaries......      (22,668)           --              --             --        (22,668)
     Other...........................       (3,763)           --              --             --         (3,763)
                                        ----------     ---------         -------     ----------     ----------
        Cash Flows from Investing
                Activities...........      (39,468)       (6,288)             --                       (45,756)
                                        ----------     ---------         -------     ----------     ----------
    Payments on Revolving Loan
      Facility.......................      (10,721)      (18,210)             --             --        (28,931)
    Proceeds from Issuance of
      Long-Term Obligations..........      225,322            --              --             --        225,322
    Principle Payments on
      Long-Term Obligations..........      (94,261)       (4,127)             --             --        (98,388)
    Financing Costs..................       (9,734)           --              --             --         (9,734)
    Distributions....................      (37,575)           --          (1,186)            --        (38,761)
    Intercompany transfers...........      (31,887)       31,638            (681)           930             --
                                        ----------     ---------         -------     ----------     ----------
        Cash Flows from Financing
                 Activities..........       41,144         9,301          (1,867)           930         49,508
                                        ----------     ---------         -------     ----------     ----------
    Effect of Exchange Rate
    Changes in Cash..................           --        (2,669)             --             --         (2,669)
                                        ----------     ---------         -------     ----------     ----------
    Net Change in Cash...............       13,113          (131)           (315)            --         12,667
    Balance at Beginning of
    Period...........................          140         1,217             372             --          1,729
                                        ----------     ---------         -------     ----------     ----------
    Balance at End of Period.........   $   13,253     $   1,086         $    57     $       --     $   14,396
                                        ==========     =========         =======     ==========     ==========


18.  OTHER COMPREHENSIVE INCOME

    Information with respect to the accumulated other comprehensive income balance is as follows:

                                                             Year Ended December 31,
                                                        -----------------------------------
                                                          1996          1997        1998
                                                        ----------   -----------   ---------
      Beginning balance..............................     $ --         $    --     $     2
      Pension liability assumed in Merger............       --              --        (521)
      Current period change:
        Foreign currency translation.................       --               2       3,676
        Pension liability............................       --              --        (135)
                                                        ----------   -----------   ---------
                                                          $ --         $     2     $ 3,022
                                                        ==========   ===========   =========

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized unaudited quarterly financial data for 1997 and 1998 is as follows:

                                                                                   1997
                                                           --------------------------------------------------
                                                               First       Second        Third      Fourth
                                                           -----------   ----------    ---------    ---------
      Sales..............................................  $  25,633     $  28,122     $  31,494    $  31,698
      Gross profit.......................................      5,557         6,331         4,330        3,643
      Net income (loss) before extraordinary item........      2,169         2,787          (214)        (179)
      Pro forma net income (loss)........................      1,345         1,728          (558)        (401)
      Pro forma earnings (loss) per share................      1,345         1,728          (558)        (401)


                                                                                   1998
                                                           --------------------------------------------------
                                                               First       Second        Third      Fourth
                                                           -----------   ----------    ---------    ---------
      Sales..............................................  $  60,106     $  63,063     $  98,416    $  89,828
      Gross profit.......................................      9,368        11,705        11,638        6,595
      Net income (loss) before extraordinary item........      1,357         2,431        (3,362)     (15,724)
      Pro forma net income (loss)........................        624         1,344        (2,539)     (13,269)
      Pro forma earnings (loss) per share................        624         1,344        (2,539)     (13,269)

    Included in pro forma net income is an unaudited pro forma tax provision which was calculated as if the Company, including all of its subsidiaries, was taxable for all periods presented.


20. PRO FORMA INFORMATION (UNAUDITED)

    The following unaudited statement of operations data gives effect to the merger with Anchor, the acquisitions of Hanning, Somomeca and Gemini and the distribution of Reliance as if they had occurred at the beginning of the respective periods.

                                                           Year Ended December 31,
                                                         ----------------------------
                                                             1997           1998
                                                         ------------   -------------
               Net sales..............................    $  414,630     $  386,082
               Operating income.......................    $   30,355     $   14,927
               Loss before taxes and extraordinary
                   item...............................    $     (572)    $  (14,561)




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The current directors and officers of the Company, Holdings and AMM Holdings are as follows:


           Name                Age        Current    Position with the           Position with Holdings and AMM Holdings
                                          Term       Company
                                          Expires
George T. Votis.......         37      April, 2000   Chairman, Chief             Chairman, Chief
                                                     Executive Officer and       Executive Officer and
                                                     Treasurer                   Treasurer

Charles B. Schiele....         56      April, 2000   President and Director      President and Director

Phyllis C. Best.......         52      April, 2000   Chief Financial Officer     Chief Financial Officer
                                                     and Secretary               and Secretary

T. Michael Bauer......         48                    Executive Vice President,
                                                     Eastern Operations and
                                                     U.K.

Jean-Jacques de                41                    Executive Vice President,
Boissieu..............                               France and Portugal

Geoffrey A. de Rohan .         42                    Executive Vice President,
                                                     Business Development
                                                     and Special Projects

Crugar Tuttle ........         46                    Senior Vice
                                                     President/Medical/
                                                     Telecom

Michael N. Red........         51                    Senior Vice President,
                                                     Marketing

Terrance O. Jones ....         50                    Vice President, Oral Care

Robert Epley .........         51                    Vice President and
                                                     General Manager,
                                                     Cosmetics Packaging

David A. Strickland ..         39                    Vice President,
                                                     Manufacturing

     George T. Votis. Mr. Votis serves as Chairman, Chief Executive Officer and Treasurer of the Company, Holdings and AMM Holdings and as Chairman and Chief Executive Officer of Galt Industries, Inc. which he founded in 1988. Prior to 1988, Mr. Votis was a Vice President and Principal at Carlisle Capital in Boston, Massachusetts.

     Charles B. Schiele. Mr. Schiele serves as President and as a Director of the Company, Holdings and AMM Holdings. Mr. Schiele joined Anchor in March 1998 as President. Prior to joining Anchor, Mr. Schiele served as Executive Vice President of Alcoa's Closure Systems International Division, a global packaging company since 1994. Mr. Schiele served as President of HC Industries; Regional Manager for the Americas, and Global Manager, Plastic Closures from 1984 to 1993.

     Phyllis C. Best. Ms. Best serves as Chief Financial Officer and Secretary of the Company, Holdings and AMM Holdings. Prior to becoming Chief Financial Officer of the Company in 1998, Ms. Best was Senior Vice President, Finance and Controller of Anchor since 1995 and Vice President and Controller of Anchor since 1990.

     T. Michael Bauer. Prior to becoming Executive Vice President, Eastern Operations and U.K. of the Company in 1998, Mr. Bauer joined Moll in October 1988 as General Manager of the Company's Fort Smith division. Mr. Bauer has more than 23 years of experience in the plastics industry, including three years from 1985 to 1988 with Michigan Plastics Company as Vice President of Manufacturing, one year from 1984 to 1985 with Grote Manufacturing Company as Manager of Manufacturing Engineering Services and ten years from 1974 to 1984 with Kusan Manufacturing Company.

     Jean-Jacques de Boissieu. Mr. de Boissieu joined Moll as Executive Vice President, France and Portugal in January 1998. Prior to joining Moll, Mr. de Boissieu was a consultant at C.N.P.A. since 1996. Prior to such time, Mr. de Boissieu served as Managing Director and General Manager US Filter Water Treatment France from 1994 to 1996, and was Automotive Development Engineer General Electric Plastics France, Product Manager Europe General Electric Plastics Netherlands, Managing Director of General Electric Silicones France, Spain and Portugal and Manager Europe of General Electric Silicones building and construction, Netherlands from 1985 to 1994.

     Geoffrey A. de Rohan. Prior to becoming Executive Vice President, Business Development and Special Projects of the Company in 1998, Mr. de Rohan was a Director of Anchor and General Manager of the Mid-State Plastics Division of Anchor since 1996 and Executive Vice President of Anchor and General Manager of the Cosmetics Division of Anchor since 1995. Prior to joining Anchor, Mr. de Rohan served as Vice President and General Manager of Wheaton Injection Molding, President of Wheaton Plastic Products, and Vice President of Development Health Care Market at Wheaton, Inc. from 1986 to 1995.

     Crugar Tuttle. Mr. Tuttle has over 18 years experience in engineering and management in the plastics industry. Prior to becoming Senior Vice President, Medical/Telecom of the Company in July 1998, Mr. Tuttle was President of Gemini Plastic Services, acquired by the Company in July 1998, a position he held since 1988.

     Michael N. Red. Mr. Red joined Anchor in May 1998 as Senior Vice President, Marketing. Mr. Red has more than 10 years of experience in the plastic industry, including seven years from 1988 to 1995 with Closure Systems International as Vice President Global Sales since 1992 and two years from 1996 to 1997 with Soft Alloy Extrusion Division, Tifton, Georgia, as Vice President of Sales and Marketing.

     Terrance Jones. Mr. Jones has over 20 years experience in engineering and management in the plastics industry. Prior to becoming Vice President and General Manager, Oral Care of the Company, in July 1998, Mr. Jones was Vice President, Oral Care, since July 1995 and Plant Manager (Brush Division) from November 1989 to August 1993. Mr. Jones has held various other positions with the Company since joining the Company's predecessor in October 1977.

     Robert Epley. Mr. Epley has over 20 years experience at the management level in the plastics industry. Prior to becoming Vice President and General Manager, Cosmetics Packaging in 1988, Mr. Epley was Vice President, Cosmetic Sales and Engineering since January 1988, and Division Manager of Cosmetics from 1986 to 1988. Mr. Epley joined the Company's Frontier division in 1971.

     David A. Strickland. Mr. Strickland has over 7 years experience at the management level in the plastics industry. Prior to becoming Vice President, Marketing of the Company in November 1998, Mr. Strickland was Plant Manager with Sunbeam Consumer Products from 1995 to 1998, was Manager, Operations-Tupperware North America from 1994 to 1995, and became a Plant Manager in 1992 with Ampex Recording Media Corporation after holding a variety of positions within that organization.

Item 11.          EXECUTIVE OFFICER COMPENSATION.

Executive Compensation

     The following table sets forth for 1998 all compensation awarded to, earned by or paid to (i) the Company's Chairman and Chief Executive Officer during 1998, (ii) each of the Company's four most highly compensated executive officers (other than the Chairman and Chief Executive Officer), and (iii) two additional individuals for whom disclosures would have been provided pursuant to clause
(ii) above but for the fact that the individuals were not serving as an executive officer of the Company at the end of the last completed fiscal year (the "Named Executive Officers").

Summary Compensation Table

                                                                               Long Term
                                                 Annual Compensation           Compensation
                                                               Other Annual     Payouts(4)       All Other
 Name and Principal Positions             Salary      Bonus    Compensation    LTIP Payouts    Compensation        Total
 ----------------------------             ------      -----    ------------    ------------    ------------        -----

George T. Votis..............   1998      $425,000     $    0   $1,926,300(2)    $      0       $      0          2,351,300
Chairman and Chief Executive    1997             0          0   $1,300,000(2)           0              0          1,300,000
  Officer(1)
Charles B. Schiele(3) ......... 1998       251,292          0        1,121              0              0            252,413
  President                     1997             0          0            0              0              0                  0
Goeffrey A. deRohan ........... 1998       174,031     63,400       25,591(10)          0        337,500(4)         600,522
Executive Vice President        1997       162,916     68,400       24,744(2)           0              0            256,060
 T. Michael Bauer............   1998       130,923    177,520        9,400              0              0            317,843
  Executive Vice President      1997       142,133    122,000            0              0            267(5)         264,400
Jean Jacques de Boissieu(6) ... 1998       153,000     76,800        1,000              0              0            230,000
  Executive Vice President      1997             0          0            0              0              0                  0
Richard P. Fackler(7).......... 1998       283,895     58,598    1,491,725(2)           0         52,888(5)       1,887,106
                                1997       578,655    560,000    1,650,000(2)           0        167,589(5)       2,956,242
Francis H. Olmstead, Jr.(8)..   1998       301,441    210,000       64,259(10)          0              0            575,700
                                1997       259,896    380,000       38,821(10)    760,800(9)           0          1,439,517
------------------------------- ------- ---------- ---------- --------------- -------------- --------------     --------------

------------

(1) Mr. Votis was added to the Company's payroll on June 26, 1998 in conjunction with the Merger and Offering. Prior to that time Mr. Votis had not received any salary or bonus from the Company. However, the Company paid approximately $1,392,000 and $1,397,000 in 1997 and 1998, respectively, to companies owned by Mr. Votis. Future management fees are limited to $200,000 per year.

(2) Amounts represent tax distributions paid due to the flow through tax status of Moll prior to the Transactions.

(3)  Mr. Schiele joined the Company in March 1998.

(4) Mr. DeRohan was granted a discretionary bonus of $400,000 by the Company in connection with the acquisition of Holdings, of which $150,000 was paid in April 1998 with the remainder paid in equal monthly payments over the next twelve months.

(5)  Consist of insurance premiums with respect to term life insurance.

(6)  Mr. deBoissieu joined the Company in January 1998.

(7) Mr. Fackler retired from the Company on June 26, 1998 in conjunction with the Transactions. However, Mr. Fackler has been retained as a consultant to the Company through June 2003 for a fee of $250,000 a year.

(8) Mr. Olmstead retired from the Company in connection with the acquisition of Holdings in March 1998.

(9) Amount represents dividends on 40,000 shares of restricted stock of Anchor Holdings that were purchased pursuant to an option by Mr. Olmstead.

(10) Amounts consist of Company reimbursements of certain taxes and car allowances.

Supplemental Executive Retirement Benefits Agreements (see Note 4 below)

     Of the Named Executive Officers, Mr. deRohan is a party to a Supplemental Executive Retirement Benefits Agreement (the "SERB Agreements") with the Company. Under this agreement, the above-mentioned employee is, upon retirement (as defined in the SERB Agreements), entitled to a life-time annual retirement benefit (distributed monthly) calculated based upon the higher of two separate formulas (see note (3) below). The annual retirement benefits under one of these formulas, calculated based upon years of credited service (as defined in the SERB Agreements) and earnings (as defined in the SERB Agreements), is set forth in the table below. The annual retirement benefits are subject to a reduction for the employee's vested accrued benefit under the North American Philips Plan and any defined benefit plan maintained by the Company. The SERB Agreements also provide for spousal survival benefit options and for death benefits under certain circumstances. Lastly, in the event of the sale or exchange of substantially all the assets of the Company or a merger, reorganization, consolidation or a change of control, the employee is entitled to a lump sum payment in an amount equal to the actuarial equivalent of the employee's normal retirement benefit unless the successor entity or resulting controlling entity expressly assumes in writing the obligations under the SERB Agreements.


                               Years of Credited Service
                               -------------------------

  Earnings         15           20          25           30           35
  --------         --           --          --           --           --
$125,000..   $   20,625      $27,500     $34,375       41,250       48,125
 150,000..       24,750       33,000      41,250       49,500       57,750
 175,000..       28,875       38,500      48,125       57,750       67,375
 200,000..       33,000       44,000      55,000       66,000       77,000
 250,000..       41,250       55,000      68,750       82,500       96,250
 300,000..       49,500       66,000      82,500       99,000      115,500
 400,000..       66,000       88,000     110,000      132,000      154,000
 450,000..       74,250       99,000     123,750      148,500      173,250
 500,000..       82,500      110,000     137,500      165,000      192,500

------------
(1) The compensation covered by this plan is the average of the employee's highest five years, selected from the last ten calendar years, of earnings, which are defined under this plan as the total cash compensation paid to the employee during a calendar year which is includible in the employee's gross income under the Internal Revenue Code, excluding any expense reimbursements, deferred compensation payments, lump sum severance payments, stock options, or any distributions from any long-term incentive plan, or any long-term key employee compensation program.

(2) Mr. deRohan is credited with 3.5 years of service under this plan as of December 31, 1998.

(3) The annual retirement benefit is the higher of (i) the product of (a) the average of the employee's highest five years of earnings; (b) years of credited service under the plan (to a maximum of 43); and (c) 1.1% and (ii) the sum of (a) the product of (1) the average of the employee's highest five years of earnings; (2) years of credited service under the plan (to maximum of 43); and (3) 1.0%; and (b) the product of (1) the amount by which the average of the employee's highest five years of earnings exceeds the Average Social Security Taxable Wage Base; (2) years of credited service under the plan (to a maximum of 35); and (3) 0.6%. For purposes of this plan, the "Average Social Security Taxable Wage Base" is the average of the maximum limitation on wages subject to social security tax for the preceding 35 calendar years.

(4) The Company has frozen the accrued service time for employees currently in the SERB Agreements effective December 31, 1999. No new employees will be added to the plan, however, the plan will continue to be funded to support retirement benefits earned prior to the December 31, 1999 curtailment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     AMM Holdings, LLC owns all the outstanding capital stock of AMM Holdings, which owns all the outstanding capital stock of Holdings, which owns all the outstanding capital stock of the Company. The following sets forth certain information regarding the beneficial ownership of the membership interests of AMM Holdings, LLC, which consist of Capital Units and Profit Units (each as defined in the LLC Agreement and, together the "Units"), as of December 31, 1998 by (i) each person who, to the knowledge of AMM Holdings, beneficially owns more than 5% of each of the outstanding Capital Units and the outstanding Project Units; (ii) the directors of Holdings; (iii) certain executive officers of AMM Holdings; and (iv) all directors and executive officers of AMM Holdings as a group. None of the Capital Units and the Profit Units are presently listed or traded on any securities exchange on securities market. The principal business address of AMM Holdings, LLC is c/o Galt Industries, Inc., 767 Fifth Avenue, Suite 506, New York, New York 10153, and its telephone number is (212) 758-0770.


                                  Number of Capital      Percentage of                           Percentage of
                                        Units         Outstanding Capital   Number of Profit  Outstanding Profit
                                    Beneficially      Units Beneficially   Units Beneficially Units Beneficially
    Name of Beneficial Owner            Owned                Owned                Owned              Owned
    ------------------------            -----                -----                -----              -----
George T. Votis(1)(2).........           475                 4.7%                1,075               10.8%
MPI(2)(3).....................         7,564                 75.6                6,934               69.3
Charles B. Schiele............             2                 0.02                  250                2.5
Richard Fackler(4)............           600                  6.0                  600                6.0
T. Michael Bauer..............             0                    0                    0                  0
Geoffrey A. de Rohan..........             0                    0                    0                  0
Montero, Inc.(2)..............         1,355                 13.5                  531                5.3
Director and Officers of the
Company
  as a group (10 persons).....           479                  4.7                1,325               13.3

----------

(1) Subject to the provisions of Section 15 of the LLC Agreement of AMM Holdings (the "LLC Agreement") ("Section 15") (discussed below), under
     Section 11 of the LLC Agreement, each Member (as defined in the LLC Agreement of AMM Holdings) has agreed, at Mr. Votis' request, to transfer, pursuant to a bona fide sale to a person or entity, other than Mr. Votis or an Affiliate (as defined in the LLC Agreement) or member of the immediate family of Mr. Votis, the same proportion of its holdings of each class, series or type of interests in AMM Holdings, LLC as Mr. Votis transfers of his holdings of each class, series or type of interests in AMM Holdings, LLC in such transaction. Subject to the provisions of
     Section 15, under Section 10 of the LLC Agreement, if Mr. Votis determines to transfer, all or a portion of his interests in AMM Holdings, LLC, other than, among other things, a transfer after which Mr. Votis will continue to hold beneficially a majority of the outstanding Units, each Member has the right to include in such transfer the same proportion of its holdings of each class, series or type of interests in AMM Holdings, LLC as Mr. Votis transfers of his holdings of each class, series or type of interests in AMM Holdings, LLC in such transaction. Section 15 provides that, except as provided in, inter alia, Sections 10 and 11 of the LLC Agreement, other than Permitted Transfers (as defined in the LLC Agreement), no Member may sell, assign, give, pledge, hypothecate, encumber or otherwise transfer, including, without limitation, any assignment or transfer by operation of law or by order of court, such Member's interest in AMM Holdings, LLC or any part thereof, or in all or any part of the assets of AMM Holdings, LLC, without the consent of the Manager (currently Mr. Votis), which consent may be given or withheld in the Manager's sole discretion, and any purported assignment without such consent shall be null and void and of no effect whatsoever. As a result of the foregoing provisions of the LLC Agreement, Mr. Votis may be deemed to beneficially own the Units owned by the other Members. However, Mr. Votis disclaims beneficial ownership of such Units, other than the Units owned by MPI.

(2) c/o Galt Industries, Inc. 767 Fifth Avenue, Suite 506, New York, New York 10153

(3) George T. Votis owns all the outstanding capital stock of MPI and, therefore, beneficially owns all the Capital Units and Profit Units owned by MPI.

(4) c/o Moll Industries, Inc. Tyson Place, Suite 200, 2607 Kingston Pike, Knoxville, Tennessee 37919.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 1998, the Company had a note receivable of $390,000 from a majority stockholder of AMM Holdings, LLC. The note is payable in three equal annual installments beginning February 1, 2000 and bears interest at 9%.

     Moll paid management fees to certain related companies which are limited in amount under Moll's debt agreements. Management fee expense was approximately $1,346,000, $1,397,000 and $1,397,000 for 1996, 1997 and 1998 respectively.

     The Company leases land and buildings in Germany from an entity owned by a majority stockholder of AMM Holdings, LLC. The lease, following a one-year automatic extension, expires on August 7, 1999 and contains two additional automatic one year extensions. The Company recognized rent expense of $433,000 in 1998, which is included in accounts payable at December 31, 1998.

     Immediately prior to the Merger, Moll distributed its 69% Class B limited partnership interest in Reliance to certain of Moll's limited partners.

     AMM Holdings used the proceeds of the Senior Discount Note Offering to fund
(i) the distribution to AMM Holdings' stockholders of approximately $33 million, of which $2 million was retained by AMM Holdings' stockholders and the remainder was used (a) to repay approximately $15.6 million of indebtedness held by Textek LLC, an affiliate of Holdings controlled by Mr. Votis, and (b) purchase the equity interests of a former Moll partner for $15.4 million, and (ii) the equity contribution to the Company of approximately $2 million.

     In connection with the acquisition by Mr. Votis of Anchor, Mr. Geoffrey A. de Rohan was granted a discretionary bonus of $400,000 by the Company in April 1998, $150,000 of which was paid to Mr. de Rohan in April 1998 and the remainder of which is expected to be paid over 12 months starting April 1998.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) 1.   Financial Statements

                  (1) Report of Independent Public Accountants.
                  (2) Consolidated Balance Sheets for fiscal years ended
                      December 31, 1997 and 1998.
                  (3) Consolidated Statements of Operations for fiscal years ended December 31, 1996, 1997 and 1998.
                  (4) Consolidated Statements of Comprehensive Income for
                      fiscal years ended December 31, 1996, 1997 and 1998.
                  (5) Consolidated Statements of Equity for fiscal years ended
                      December 31, 1996, 1997 and 1998.
                  (6) Consolidated Statements of Cash Flows for fiscal years ended December 31, 1996, 1997 and 1998.
                  (7) Notes to Consolidated Financial Statements.

         (a) 2.   Financial Statement Schedules

         All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

         (a) 3.   Listing of Exhibits

         The exhibit numbers in the following list correspond to the numbers assigned to such exhibit in the Exhibit Table of Item 601 of Regulation S-K. The Company will furnish to any stockholder, upon written request, any exhibit listed below upon payment by such stockholder to the Company of the Company's reasonable expense in furnishing such exhibit.




Exhibit Number       Description of Document
--------------       -----------------------

3.1 Second Amended and Restated Certificate of Incorporation of AMM Holdings, Inc. (formerly known as Anchor Acquisition Co.)*

3.2   By-Laws of AMM Holdings, Inc.*

4.1 Indenture dated as of June 26, 1998 by and between AMM Holdings, Inc. and State Street Bank and Trust Company, as Trustee*

4.2   Form of 13-1/2% Senior Discount Note due 2009 (included in Exhibit 4.1)*

4.3 Registration Rights Agreement dated as June 26, 1998 by and between AMM Holdings, Inc. and the Initial Purchaser named therein*

10.1 Purchase Agreement dated as June 26, 1998 by and between AMM Holdings, Inc. and the Initial Purchaser named therein*

12.1 Computation of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Cash Interest Expense and Ratio of Net Debt to EBITDA.

21.1  List of Subsidiaries of AMM Holdings, Inc.

27.1  Financial Data Schedule

*Previously Filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AMM HOLDINGS, INC.


Date: April 13, 1999                       By: /s/ George T. Votis
                                                -------------------
                                                George T. Votis, Chairman
                                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

================================================================================

               Signature                                Title                   Date

/s/ George T. Votis                     Chairman, Chief Executive Officer       April 13, 1999
------------------------------------    and Director (Principal Executive
George T. Votis                         Officer)

/s/ Charles B. Schiele                  President and Director                  April 13, 1999
------------------------------------
Charles B. Schiele

/s/ Phyllis C. Best                     Chief Financial Officer (Principal      April 13, 1999
------------------------------------    Financial and Accounting Officer)
Phyllis C. Best

================================================================================