Form 10-Q
period 1999-07-03
AMM HOLDINGS INC
filed 1999-08-17
CIK 1067531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended July 3, 1999

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


     Date                       Class                               Outstanding Shares
     ----                       -----                               ------------------
August 13, 1999            AMM Holdings, Inc.
                           Common Stock, $.01 par value                    1,000


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

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
Introduction......................................................................................................1

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.....................................................................................3

         Consolidated Balance Sheets at July 3, 1999
          and December 31, 1998...................................................................................4

         Consolidated Statements of Operations for
         the Thirteen Weeks Ended July 3, 1999
         and July 4, 1998 and the Twenty-six weeks Ended
         July 3, 1999 and July 4, 1998............................................................................5

         Consolidated Statements of Comprehensive
         Income for the Thirteen Weeks Ended
         July 3, 1999 and July 4, 1998 and the Twenty-six
         weeks Ended July 3, 1999 and July 4, 1998................................................................6

         Consolidated Statements of Cash Flows
         for the Thirteen Weeks Ended July 3, 1999
         and July 4, 1998 and the Twenty-six weeks Ended
         July 3, 1999 and July 4, 1998............................................................................7

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

         The Company has 30 manufacturing facilities with approximately 700 molding machines throughout North America and Europe, including France, Germany, the United Kingdom and Portugal. The Company is capable of providing its customers with integrated design and prototype development, mold design and manufacturing, advanced plastic injection molding capabilities, and value-added finishing services, such as hot stamping, pad printing, assembly and complete product testing, all of which enable it to provide "one-stop" shopping to customers seeking a wide range of services. The Company's technologically advanced manufacturing facilities and equipment enable it to provide customized solutions to highly demanding customer specifications.

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

-----------------------------------------------------------------------------------------------------------------------
 |                       |                      |                      |                   |                   |
Cepillos De        Moll Industries       Moll Industries UK,    Moll Industries,    Moll France SARL    Anchor Advanced
Matamoros          Paderborn                   Limited              Limited                             Products Foreign
S.A. de C.V.       GmbH & Co.                                                                           Sales Corporation



Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)


                                                                                         JULY 3,     DECEMBER 31,
                                                                                          1999           1998
                                                                                     ------------   --------------
                                               ASSETS
                  CURRENT ASSETS:
                    Cash and cash equivalents....................................    $        562   $       14,396
                    Short-term investments.......................................              --            3,763
                    Accounts receivable, net of reserves for doubtful accounts of
                       $3,168 and $1,214, respectively...........................          81,943           70,872
                    Inventories, net.............................................          35,493           38,926
                    Deposits on tooling..........................................          18,497           11,051
                    Property, plant and equipment held for sale..................              --            1,429
                    Other current assets.........................................           2,805            1,812
                                                                                     ------------   --------------
                            Total current assets.................................         139,300          142,249
                                                                                     ------------   --------------
                  PROPERTY, PLANT AND EQUIPMENT:
                    Land.........................................................           3,448            3,876
                    Buildings....................................................          41,882           39,100
                    Machinery and equipment......................................         112,842          114,737
                    Less: accumulated depreciation...............................         (24,987)         (26,814)
                                                                                     ------------   --------------
                       Property, plant and equipment, net........................         133,185          130,899
                                                                                     ------------   --------------
                  GOODWILL, NET..................................................          42,877           40,874
                                                                                     ------------   --------------
                  INTANGIBLE AND OTHER ASSETS, NET...............................          17,687           18,178
                                                                                     ------------   --------------
                            Total assets.........................................    $    333,049   $      332,200
                                                                                     ------------   --------------
                                                                                     ------------   --------------
                             LIABILITIES AND DEFICIT
                  CURRENT LIABILITIES:
                    Current portion of long-term obligations.....................    $      3,435   $        8,228
                    Short-term borrowings........................................           2,181            1,710
                    Accounts payable.............................................          49,677           37,037
                    Accrued liabilities..........................................          24,505           27,270
                    Deferred income taxes........................................              --              450
                    Deferred tooling revenue.....................................          15,125            9,083
                                                                                     ------------   --------------
                            Total current liabilities............................          94,923           83,778
                                                                                     ------------   --------------
                  LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION..................         289,863          284,229
                                                                                     ------------   --------------
                  DEFERRED INCOME TAXES..........................................           5,141            5,295
                                                                                     ------------   --------------
                  OTHER NON-CURRENT LIABILITIES..................................           7,380            7,898
                                                                                     ------------   --------------
                  COMMITMENTS AND CONTINGENCIES..................................              --               --
                                                                                     ------------   --------------
                  DEFICIT:
                    Common stock ($.01 par value, 3 shares authorized, 1
                       shares issued and outstanding)............................              --                --
                                                                                     ------------   --------------
                    Additional paid in capital...................................             387              387
                    Accumulated deficit..........................................         (61,597)         (52,409)
                    Accumulated other comprehensive income.......................          (3,048)           3,022
                                                                                     ------------   --------------
                            Total deficit........................................         (64,258)         (49,000)
                                                                                     ------------   --------------
                            Total liabilities and deficit........................    $    333,049   $      332,200
                                                                                     ------------   --------------
                                                                                     ------------   --------------



        The accompanying notes are an integral part of these consolidated balance sheets.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)


                                                                    THIRTEEN                 TWENTY-SIX
                                                                   WEEKS ENDED               WEEKS ENDED
                                                             -----------------------    ----------------------
                                                               JULY 3,       JULY 4,     JULY 3,      JULY 4,
                                                                1999          1998        1999         1998
                                                             ----------    ---------    ---------    ---------
NET SALES....................................................$  105,792    $  61,716    $ 207,341    $ 123,169
COST OF SALES................................................    90,455       50,398      181,454      102,096
                                                             ----------    ---------    ---------    ---------
  Gross profit...............................................    15,337       11,318       25,887       21,073
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES................................................    10,676        4,770       19,373        9,587
MANAGEMENT AND CONSULTING FEE TO
     RELATED PARTIES ........................................        50          428          100        1,198
                                                             ----------    ---------    ---------    ---------
  Operating income...........................................     4,611        6,120        6,414       10,288
INTEREST EXPENSE, NET........................................     7,978        2,642       16,171        4,979
OTHER (INCOME) EXPENSE.......................................       321          394         (438)         538
MINORITY INTEREST IN INCOME OF
     SUBSIDIARY .............................................        --            2           --          239
                                                             ----------    ---------    ---------    ---------
INCOME (LOSS) BEFORE TAXES AND ..............................    (3,688)       3,082       (9,319)       4,532
     EXTRAORDINARY ITEM
PROVISION (BENEFIT) FOR INCOME TAXES ........................      (370)         651         (131)         744
                                                             ----------    ---------    ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ..........................    (3,318)       2,431       (9,188)       3,788
     ITEM
  Extraordinary Item - Loss on extinguishment of debt .......        --        1,235           --        1,971
                                                             ----------    ---------    ---------    ---------
NET INCOME (LOSS)............................................$   (3,318)   $   1,196    $  (9,188)   $   1,817
                                                             ----------    ---------    ---------    ---------
                                                             ----------    ---------    ---------    ---------
PRO FORMA INFORMATION
  Provision (benefit) for income taxes.......................$     (370)   $     740    $    (131)   $   1,300
                                                             ----------    ---------    ---------    ---------
                                                             ----------    ---------    ---------    ---------
  Net income (loss) before extraordinary item................$   (3,318)   $   2,342    $  (9,188)   $   3,232
                                                             ----------    ---------    ---------    ---------
                                                             ----------    ---------    ---------    ---------

EARNINGS (LOSS) PER SHARE....................................$   (3,318)   $   2,342    $  (9,188)   $   3,232
                                                             ----------    ---------    ---------    ---------
                                                             ----------    ---------    ---------    ---------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING................         1            1            1            1
                                                             ----------    ---------    ---------    ---------
                                                             ----------    ---------    ---------    ---------




        The accompanying notes are an integral part of these consolidated financial statements.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)


                                                                   THIRTEEN                TWENTY-SIX
                                                                  WEEKS ENDED              WEEKS ENDED
                                                             --------------------      -------------------
                                                             JULY 3,       JULY 4,     JULY 3,     JULY 4,
                                                              1999          1998        1999        1998
                                                              ----          ----        ----        ----
NET INCOME (LOSS)..........................................$   (3,318)   $  1,196    $ (9,188)   $  1,817
OTHER COMPREHENSIVE INCOME (LOSS):
  Deferred pension cost....................................        --       --          --          --
  Foreign currency translation adjustment..................    (2,441)       (709)     (6,070)       (120)
                                                           -----------   ----------  ---------   ---------
COMPREHENSIVE INCOME (LOSS)................................$   (5,759)   $    487    $(15,258)   $  1,697
                                                           -----------   ----------  ---------   ---------
                                                           -----------   ----------  ---------   ---------




        The accompanying notes are an integral part of these consolidated financial statements.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                      THIRTEEN                  TWENTY-SIX
                                                                     WEEKS ENDED                WEEKS ENDED
                                                              -----------------------   ----------------------
                                                                JULY 3,       JULY 4,      JULY 3,     JULY 4,
                                                                 1999          1998         1999        1998
                                                              -----------   ---------   ------------ ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  (3,318)   $   1,196    $  (9,188)   $   1,817
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
    Extraordinary loss......................................         --        1,235           --        1,971
    Depreciation and amortization...........................      6,343        2,947       12,346        5,086
    (Gain) loss on disposal of fixed assets.................         93         (139)         106         (134)
    Accretion on Senior Discount Notes......................      1,277           --        2,553           --
    Deferred income taxes...................................       (252)         106         (160)         199
    Minority interest in subsidiary income (loss)...........         --            2           --          239
    Changes in assets and liabilities, net of assets
      purchased and liabilities assumed:
      Accounts receivable...................................      3,729       (7,868)     (11,104)      (4,999)
      Inventories...........................................      1,663          941        3,904         (591)
      Other current assets..................................         27         (405)        (852)        (964)
      Deposits on tooling...................................     (5,035)       3,693       (7,167)       2,773
      Other assets..........................................     (2,045)         352       (1,770)      (1,300)
      Accounts payable......................................      2,115          244       13,299         (358)
      Accrued liabilities...................................      3,032        4,877       (5,737)       1,842
      Deferred tooling revenue..............................      2,700       (3,536)       5,650       (2,856)
      Other liabilities.....................................       (980)          --         (383)          --
                                                                 ------       ------      -------       ------
         Total adjustments..................................     12,667        2,449       10,685          908
                                                                 ------       ------      -------       ------
      Net cash provided by operating activities.............      9,349        3,645        1,497        2,725
                                                                 ------       ------      -------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (3,771)      (3,779)     (10,298)      (6,983)
  Proceeds on disposal of fixed assets......................      1,862          137        3,074          553
  Short-term investments....................................         --          --         3,763           --
  Purchase of Somomeca, net of cash received................         --          --            --      (11,737)
  Purchase of Anchor, net of cash received..................         --      (6,453)           --       (6,453)
  Purchase of Gemini, net of cash received..................         --      (9,954)           --       (9,954)
  Purchase of Compression, net of cash received.............     (1,236)         --        (1,236)          --
  Purchase of Souplex, net of cash received.................     (6,103)         --        (6,103)          --
                                                                 ------       ------      -------       ------
      Net cash used in investing activities.................     (9,248)    (20,049)      (10,800)     (34,574)
                                                                 ------       ------      -------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving loan
    Facilities .............................................    (11,113)       (791)         (273)     (10,594)
  Proceeds from issuance of long-term obligations...........      1,041     130,910         1,278      187,218
  Principal payments on long-term obligations...............     (1,043)    (82,420)       (5,249)    (106,157)
  Financing costs...........................................         --      (7,517)           --       (7,517)
  Capital contribution from parent..........................         --       2,000            --        2,000
  Distributions to partners.................................         --      (3,579)           --       (5,438)
                                                                -------     --------      -------      -------
      Net cash provided by (used in) financing activities...    (11,115)     38,603        (4,244)      59,512
                                                                -------     --------      -------      -------




                                   (continued)

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                  THIRTEEN                  TWENTY-SIX
                                                                 WEEKS ENDED                WEEKS ENDED
                                                             --------------------       -------------------
                                                             JULY 3,       JULY 4,      JULY 3,     JULY 4,
                                                              1999          1998         1999        1998
                                                             -------       -------      -------     -------
                                   (continued)
EFFECT OF EXCHANGE RATE CHANGES IN
  CASH......................................................     (132)        328         (287)        276
                                                            ---------    --------     --------    --------
NET CHANGE IN CASH..........................................  (11,146)     22,527      (13,834)     27,939
BALANCE AT BEGINNING OF PERIOD..............................   11,708       7,141       14,396       1,729
                                                            ---------    --------     --------    --------
BALANCE AT END OF PERIOD....................................$     562    $ 29,668     $    562    $ 29,668
                                                            ---------    --------     --------    --------
                                                            ---------    --------     --------    --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................$   7,310    $  3,228     $ 20,324    $  4,674
                                                            ---------    --------     --------    --------
                                                            ---------    --------     --------    --------
  Cash paid for income taxes................................$      --    $    167     $    210    $    167
                                                            ---------    --------     --------    --------
                                                            ---------    --------     --------    --------



        The accompanying notes are an integral part of these consolidated financial statements.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS AND UNAUDITED)

1.  ORGANIZATION

    AMM Holdings, Inc. ("AMM Holdings", a wholly owned subsidiary of AMM Holdings, LLC) was formed March 3, 1998 under the laws of the state of Delaware. AMM Holdings owns Anchor Holdings, Inc. ("Holdings"). Holdings owns all of the outstanding shares of Moll Industries, Inc. (the "Company", formerly known as Anchor Advanced Products, Inc.) through which, including the Company's subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout North America and Europe. Neither AMM Holdings, nor Holdings has any operations or investments other than their investment in the Company. The Company's products are sold to a wide range of markets, including consumer products, telecommunications/business equipment, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France, Germany, Mexico and the United Kingdom.

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

3.  BASIS OF PRESENTATION

    The historical consolidated financial statements, through the date of the Merger, include the accounts of Moll, as it is the accounting acquiror in the Merger discussed in Note 2, and its subsidiaries. All significant results of operations of companies acquired utilizing the purchase method of accounting have been included in the consolidated financial statements since the effective dates of the respective acquisition, (Somomeca Industries, Inc.--January 8, 1998, Anchor--June 26, 1998, Gemini Plastic Services, Inc.--June 26, 1998, Compression--April 16, 1999 and Souplex, Limited--May 26, 1999). The results of Reliance Products L.P. have been excluded from these consolidated financial statements since June 26, 1998 (see Note 5). All significant intercompany balances have been eliminated in consolidation.

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

COMPRESSION

     Effective April 16, 1999, the Company acquired three locations of Compression, Inc. ("Compression") for cash of $1,236.

SOUPLEX

    Effective May 26, 1999, the Company acquired the stock of Souplex, Limited ("Souplex") for cash of $6,103 and assumption of its liabilities.

    All of the acquisitions have been accounted for using the purchase method. The results of operations of the acquired companies have been included in the consolidated financial statements since the effective date of each acquisition. See Note 8 for unaudited pro forma information.

5.  DISPOSITIONS

    Effective immediately prior to the Merger discussed in Note 2, Moll distributed its interest in Reliance Products, L.P. ("Reliance") to its owners. The total amount of such distribution was $3,135.

    Reliance is a limited partnership based in Canada in which Moll had purchased a 69% limited partnership interest effective December 12, 1996. Holdings included the operating results of Reliance in its consolidated financial statements through June 26, 1998. The earnings attributable to the minority partners are included in the consolidated statements of operations of Holdings as minority interest in income (loss) of subsidairy.

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

    Included in the accompanying consolidated statements of operations is a pro forma tax provision that was calculated as if AMM Holdings, including all of its subsidiaries, was taxable for the entire period presented.

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

    Condensed consolidating financial information for AMM Holdings for the quarter ended July 3, 1999 is as follows:


                                                                     NON-
                                        MOLL       GUARANTOR      GUARANTOR                     CONSOLIDATED
                                     INDUSTRIES   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      BALANCE
                                     ----------   ------------   ------------    ------------      -------
   BALANCE SHEET DATA:
   Cash...........................   $       3     $     550        $     9       $     --       $    562
   Accounts Receivable............      45,239        36,689             15             --         81,943
   Inventories....................      26,236         9,257             --             --         35,493
   Other Current Assets...........      15,331         5,404            567             --         21,302
                                     ---------     ---------        -------       --------       --------
             Total Current Assets.      86,809        51,900            591             --        139,300
   Fixed Assets...................      85,476        44,764          2,945             --        133,185
   Goodwill.......................      35,490         7,387             --             --         42,877
   Intercompany Receivables.......      55,224         1,163          2,321        (58,708)            --
   Other Assets...................      13,763         3,924             --             --         17,687
                                     ---------     ---------        -------       --------       --------
                                     $ 276,762     $ 109,138        $ 5,857       $(58,708)      $333,049
                                     ---------     ---------        -------       --------       --------
                                     ---------     ---------        -------       --------       --------
   Accounts Payable...............   $  24,239     $  25,147        $   291       $     --       $ 49,677
   Accrued Liabilities............      15,855         8,182            468             --         24,505
   Other Current Liabilities......      14,955         5,786             --             --         20,741
                                     ---------     ---------        -------       --------       --------
             Total Current
               Liabilities........      55,049        39,115            759             --         94,923
   Long Term Debt.................     277,730        12,133             --             --        289,863
   Other Non-current Liabilities..       3,407         9,114             --             --         12,521
   Intercompany Payables..........          --        58,475             --        (58,475)            --
                                     ---------     ---------        -------       --------       --------
             Total Liabilities....     336,186       118,837            759        (58,475)       397,307
   Equity.........................     (59,424)       (9,699)         5,098           (233)       (64,258)
                                     ---------     ---------        -------       --------       --------
                                     $ 276,762     $ 109,138        $ 5,857       $(58,708)      $333,049
                                     ---------     ---------        -------       --------       --------
                                     ---------     ---------        -------       --------       --------



                                                                     NON-
                                        MOLL        GUARANTOR      GUARANTOR                   CONSOLIDATED
                                     INDUSTRIES    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS      BALANCE
                                     ----------    ------------   ------------  ------------      -------
   STATEMENT OF OPERATIONS DATA:
   Net Sales......................   $ 147,354     $  59,987        $ 4,884       $ (4,884)      $207,341
   Cost of Sales..................     127,462        55,554          3,322         (4,884)       181,454
                                     ---------     ------------   ------------  ------------     --------
             Gross Profit.........      19,892         4,433          1,562             --         25,887
   Selling, General &
   Administrative  Expense........      10,763         7,709          1,001             --         19,473
                                     ---------     ------------   ------------  ------------     --------
             Operating Income.....       9,129        (3,276)           561             --          6,414
   Interest Expense, net..........      13,533         2,638             --             --         16,171
   Other (Income) Expense.........        (273)         (454)           289             --           (438)
                                     ---------     ------------   ------------  ------------     --------
             Income Before Taxes and    (4,131)       (5,460)           272             --         (9,319)
               Extraordinary Item.
   Income Tax Expense (Benefit)...          --          (246)           115             --           (131)
                                     ---------     ------------   ------------  ------------     --------
             Net Income (Loss)....   $  (4,131)    $  (5,214)       $   157       $     --       $ (9,188)
                                     ---------     ------------   ------------  ------------     --------
                                     ---------     ------------   ------------  ------------     --------

  STATEMENT OF CASH FLOWS DATA:
  Net Income (Loss)................. $  (4,131)    $  (5,214)            157  $        --      $   (9,188)
  Depreciation and Amortization.....     8,148         4,097             101           --          12,346
  Change in Assets and Liabilities..    (7,386)        3,724            (498)          --          (4,160)
  Other.............................     2,561           (62)             --           --           2,499
                                     ---------     ------------   ------------  ------------     --------
            Cash Flows from Operating
              Activities............      (808)        2,545            (240)          --           1,497
                                     ---------     ------------   ------------  ------------     --------
  Capital Expenditures..............    (5,714)       (4,584)             --           --         (10,298)
  Proceeds from Disposal of Fixed
  Assets............................     2,035         1,039              --           --           3,074
  Investments                           (3,576)           --              --           --          (3,576)
                                     ---------     ------------   ------------  ------------     --------
            Cash Flows from Investing
              Activities............    (7,255)       (3,545)             --           --         (10,800)
                                     ---------     ------------   ------------  ------------     --------
  Payments on Revolving Loan
    Facility........................       500          (773)             --           --            (273)
  Proceeds from Issuance of Long-
    Term Obligations................        --         1,278              --           --           1,278
  Principle Payments on Long-Term
    Obligations.....................    (3,436)       (1,813)             --           --          (5,249)
  Intercompany transfers............    (2,251)        2,059             192           --              --
                                     ---------     ------------   ------------  ------------     --------
            Cash Flows from Financing
                Activities............  (5,187)          751             192           --          (4,244)
                                     ---------     ------------   ------------  ------------     --------
  Effect of Exchange Rate Changes
  in Cash...........................         --         (287)             --           --            (287)
                                     ---------     ------------   ------------  ------------     --------
  Net Change in Cash................   (13,250)         (536)            (48)          --         (13,834)
  Balance at Beginning of Period....    13,253         1,086              57           --          14,396
                                     ---------     ------------   ------------  ------------     --------
  Balance at End of Period.......... $       3     $     550      $        9     $     --        $    562
                                     ---------     ------------   ------------  ------------     --------
                                     ---------     ------------   ------------  ------------     --------



The financial information of Holdings is identical to that of the Company. Therefore, summarized financial information of the Company is not required.

8. PRO FORMA INFORMATION

    The following statement of income data gives effect to the merger with Anchor, the acquisitions of Gemini and Souplex and the distribution of Reliance as if they had occurred at the beginning of the respective periods.


                                                                                TWENTY SIX WEEKS ENDED
                                                                               ------------------------
                                                                                 JULY 3,       JULY 4,
                                                                                  1999          1998
                                                                                  ----          ----
             Net sales.................................................        $ 217,646     $ 211,505
             Operating income..........................................        $   7,272     $  13,802
             Loss before taxes and extraordinary item..................        $  (8,598)    $  (3,647)


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

The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company serves over 450 customers, including leading multi-national companies such as Abbott Laboratories, Colgate-Palmolive, Kimberly-Clark, L'Oreal, Maybelline, Motorola, Proctor & Gamble, Renault, Revlon, Whirlpool and Xerox. Products using the Company's components are sold in a wide range of end-markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices.

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

         Immediately after the Merger, the Company acquired Gemini Plastic, a specialty medical and telecommunications product plastic molding company with one plant in Florida. In April 1999, the Company acquired three locations of Compression, Inc. ("Compression"), a provider of product design and engineering services. In May 1999, the Company acquired Souplex, Limited ("Souplex") a UK based custom injection molder, specializing in the telecommunications and business equipment industries.

         The Company continues to integrate the businesses that were merged. This includes the pursuit of global opportunities with customers previously served by each individual company, identification of core competencies the Company should focus on to meet its strategies, modification of the cost structure within certain businesses and implementation of an integrated management information system. This effort has included the sale in March 1999 of its Lakewood and Betta divisions, neither of which were critical to the Company's long-term success and the June 1999 closure of its Round Rock, TX facility due to over capacity within the merged company. Further closures or dispositions could result as the integration continues.

         Certain of the AMM Holdings's operating data for the thirteen and twenty-six weeks ended July 3, 1999 and July 4, 1998 are set forth below as percentages of net sales.


                                                     Thirteen Weeks Ended,      Twenty-six Weeks Ended
                                                   July 3,           July 4,     July 3,           July 4,
                                                    1999             1998         1999              1998
                                                    ----             ----         ----              ----
Net sales                                          100.0%           100.0%       100.0%           100.0%
Gross profit                                        14.5%            18.3%        12.5%            17.1%
Selling, general and administrative                 10.1%             7.6%         9.3%             7.8%
Management and consulting fee to related parties     0.0%             0.7%         0.0%             1.0%
Operating income                                     4.4%            10.0%         3.1%             8.3%
Interest expense, net                                7.5%             4.3%         7.8%             4.0%
Provision (benefit) for income taxes                (0.3)%            1.1%        (0.1)%            0.6%
Extraordinary item                                   0.0%             2.0%         0.0%             1.6%
Net income (loss)                                   (3.1)%            1.9%        (4.4)%            1.5%



THIRTEEN WEEKS ENDED JULY 3, 1999  VERSUS JULY 4, 1998

         NET SALES. Net sales increased by $44.1 million, or 71.4%, to $105.8 million for 1999 from $61.7 million for 1998, due to the acquisitions of Anchor, Gemini and Souplex, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, sales increased $4.1 million, or 3.9%. Sales increased in the Display division by $14.5 million over 1998 due to the Maybelline Display 99 Wall program. The Wall program was introduced in the first quarter of 1999; however, demand for the Wall is highest in the second quarter. This increase was somewhat offset by a $4.8 million decline in sales in the Germany and UK divisions and $3.1 million decline in sales in the Cosmetic division due to reduced demand by Xerox and Maybelline, respectively.

         GROSS PROFIT. Gross profit increased by $4.0 million, or 35.5%, to $15.3 million for 1999 from $11.3 million for 1998, resulting from the inclusion of results for Anchor and Gemini, offset by the distribution of the Company's limited partnership interest in Reliance Products. Additionally, certain of the acquired companies earn lower margins than the Company had historically realized, thereby, diluting the average margin. On a pro forma basis, gross profit increased $2.7 million or 19.9%. The increase was the result of the increased volume in the Display division, increased utilization of the Seagrove facility due to the closure of the Round Rock facility and a retroactive price increase in the Brush division that positively impacted gross profit by approximately $1.0 million.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $5.9 million, or 123.8%, to $10.7 million for 1999 from $4.8 million for 1998 due to the inclusion of Anchor and Gemini, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, SG&A expenses increased $3.0 million or 36.0% due to a charge of $843 to decrease employment levels in the Germany division, expenses to implement management information systems in the French and

Germany divisions, as well as increased professional services, travel and computer costs incurred in connection with the integration of the merged companies.

         MANAGEMENT AND CONSULTING FEE TO RELATED PARTIES. Management and Consulting Fee to Related Parties decreased by $378, or 88.3%, to $50 for 1999 from $428 for 1998, due to restrictions contained in the Notes and Senior Notes.

         OPERATING INCOME. Operating income decreased by $1.5 million, or 24.7%, to $4.6 million for 1999 from $6.1 million for 1998 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $5.3 million, or 202.0%, to $7.9 million for 1999 from $2.6 million for 1998 due to the issuance of $130 million Notes and $68 million Discount Notes near the end of the second quarter of 1998 to finance the acquisition of Gemini and to refinance existing debt. Additionally, the Company assumed $100 million of debt in the Merger.

         INCOME TAXES. The Company recognized an income tax benefit of $370 for 1999 compared to an expense of $651 for 1998. The benefit was the result of losses in the French division. Prior to the Merger, the Company's US operations were organized as a partnership for U.S. tax purposes and, accordingly, did not reflect income tax expense in its financial statements.

         EXTRAORDINARY ITEM. Extraordinary Item of $1.2 million for 1998 represents a loss on early retirement of bank debt due to the write-off of the remaining deferred debt issue costs.

         NET INCOME. Net income decreased $4.5 million, to a $3.3 million loss for 1999 from $1.2 million income for 1998 as a result of the above factors.

TWENTY-SIX WEEKS ENDED JULY 3, 1999  VERSUS JULY 4, 1998

         NET SALES. Net sales increased by $84.2 million, or 68.3%, to $207.3 million for 1999 from $123.2 million for 1998, due to the acquisitions of Anchor, Gemini and Souplex, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, sales increased $6.1 million, or 2.9%. Sales increased in the Display division by $21.2 million over 1998 due to the Maybelline Display 99 Wall program. The Wall program was introduced in the first quarter of 1999. This increase was somewhat offset by a $6.8 million decline in sales in the Germany and UK divisions and $6.3 million decline in sales in the Cosmetic division due to reduced demand by Xerox and Maybelline, respectively.

         GROSS PROFIT. Gross profit increased by $4.8 million, or 22.8%, to $25.9 million for 1999 from $21.1 million for 1998, resulting from the inclusion of results for Anchor and Gemini, offset by the distribution of the Company's limited partnership interest in Reliance Products. Additionally, certain of the acquired companies earn lower margins than the Company had historically realized, thereby, diluting the average margin. On a pro forma basis, gross profit decreased $2.6 million or 8.2%. The decrease was the result of operating inefficiencies encountered in the start-up of the Maybelline Display 99 Wall project in the first quarter and decreased sales in the Germany, UK and Cosmetic divisions.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $9.8 million, or 102.1%, to $19.4 million for 1999 from $9.6 million for 1998 due to the inclusion of Anchor and Gemini, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, SG&A expenses increased $4.0 million or 23.1% due to a charge of $843 to decrease employment levels in the Germany division, expenses to implement management information systems in the French and Germany divisions, as well as increased professional services, travel and computer costs incurred in connection with the integration of the merged companies.

         MANAGEMENT AND CONSULTING FEE TO RELATED PARTIES. Management and Consulting Fee to Related Parties decreased by $1.1 million, or 91.7%, to $0.1 for 1999 from $1.2 million for 1998, due to restrictions contained in the Notes and Senior Notes.

         OPERATING INCOME. Operating income decreased by $3.9 million, or 37.7%, to $6.4 million for 1999 from $10.3 million for 1998 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $11.2 million, or 224.8%, to $16.2 million for 1999 from $5.0 million for 1998 due to the issuance of $130 million Notes and $68 million Discount Notes near the end of the second quarter of 1998 to finance the acquisition of Gemini and to refinance existing debt. Additionally, the Company assumed $100 million of debt in the Merger.

         INCOME TAXES. The Company recognized an income tax benefit of $131 for 1999 compared to an expense of $744 for 1998. The benefit was the result of losses incurred in the French division. Prior to the Merger, the Company's US operations were organized as a partnership for U.S. tax purposes and, accordingly, did not reflect income tax expense in its financial statements.

         EXTRAORDINARY ITEM. Extraordinary Item of $2.0 million for 1998 represents a loss on early retirement of bank debt due to the write-off of the remaining deferred debt issue costs.

         NET INCOME. Net income decreased $11.0 million, to a $9.2 million loss for 1999 from $1.8 million income for 1998 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements consist primarily of working capital needs, capital expenditures, required payments of principal and interest on any borrowings under the Bank of America Credit Facility, required payments of principal and interest on the European debt, required payments of interest on the Notes and Senior Notes and principal at maturity.

         The Company has no significant principal payments due in 1999 while interest payments are expected to total approximately $28.0 million. Additionally, the Company expects capital expenditures to be limited to normal periodic replacement of equipment (approximately $16 million) with no significant projects currently planned.

         In 1999, the Company's cash provided by operations decreased by $1.2 million to $1.5 million from cash provided by operations of $2.7 million for 1998. The increased cash utilization was primarily the result of the loss for the year to date, an increase in accounts receivable and interest payments on both the Notes and Senior Notes. These uses were partially offset by an increase in accounts payable. The Company has spent $10.3 million during the year to make purchases of property, plant and equipment. Additionally, the Company has spent $7.3 during the year in connection with the purchases of Compression and Souplex. The Company has borrowed $0.5 million under the Credit Facility during the year.

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

         In the information technology area, inventory and assessment audits in the mainframe and midrange environments were completed in third quarter 1998 and corrective action was completed in the fourth quarter 1998, except for business application software which was completed in the second quarter 1999. Inventory and assessment audits for telecommunications were completed in third quarter 1998 with corrective action completed in the second quarter 1999. Finally, inventory and assessment audits in the desktop environment were completed in third quarter 1998, with corrective action expected to be completed by the third quarter 1999. The companies located in Europe began installing systems in the first quarter 1999 that will be Year 2000 ready.

         In the plant systems area, 100% of the Company's North American business units have completed their inventory and assessment audits. Inventory and assessment audits are continuing in Europe. The Company is relying on vendor testing and certification with validation through limited internal testing and/or industry test results. Testing and corrective action in the North American business units is complete.

         With respect to external parties, the Company's North American business units have completed their inventory audit of critical external parties. Risk assessment is complete and monitoring of risk in this area will continue during 1999, as many external parties will not have completed their work. The audit of critical European external parties is in process.

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


Date:  August 17, 1999                        AMM HOLDINGS, INC.


                                              By: /s/ Phyllis C. Best
                                                 -------------------------------
                                                      Phyllis C. Best
                                                      Chief Financial Officer