Form 10-Q
period 1999-10-02
AMM HOLDINGS INC
filed 1999-11-16
CIK 1067531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended October 2, 1999

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


     Date                       Class                               Outstanding Shares
     ----                       -----                               ------------------
November 12, 1999          AMM Holdings, Inc.
                           Common Stock, $.01 par value                    1,000


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

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
Introduction......................................................................................................1

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.....................................................................................3

         Consolidated Balance Sheets at October 2, 1999
         and December 31, 1998....................................................................................4

         Consolidated Statements of Operations for
         the Thirteen Weeks Ended October 2, 1999
         and October 3, 1998 and the Thirty-nine Weeks Ended
         October 2, 1999 and October 3, 1998......................................................................5

         Consolidated Statements of Comprehensive
         Income for the Thirteen Weeks Ended
         October 2, 1999 and October 3, 1998 and the Thirty-nine
         Weeks Ended October 2, 1999 and October 3, 1998..........................................................6

         Consolidated Statements of Cash Flows
         for the Thirteen Weeks Ended October 2, 1999
         and October 3, 1998 and the Thirty-nine Weeks Ended
         October 2, 1999 and October 3, 1998......................................................................7

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

         The Company was formed through the merger in 1998 (the "Merger") of two leading plastic injection molders, Moll PlastiCrafters Limited Partnership ("Moll") and Anchor Advanced Products, Inc. ("Anchor"), which were each controlled by Mr. George Votis. Immediately prior to the Merger, Moll and Anchor were independently operated entities. Anchor survived the Merger and changed its name to "Moll Industries, Inc." Mr. Votis acquired Moll's predecessor in 1989 and has since completed seven acquisitions, increasing Moll's revenues from approximately $8 million in 1989 to approximately $223.5 million in 1998 on a pro forma basis. Such acquisitions included the acquisition in August 1997 of a group of companies that had previously been under common ownership ("Hanning") which supplies injection molded plastic components for use in digital photocopiers with manufacturing facilities located in the United States, the United Kingdom and Germany, and the acquisition in January 1998 of Somomeca Industries S.A.R.L. and its subsidiaries ("Somomeca"), a French injection molder. In March 1998, Mr. Votis acquired Anchor, which began operations in 1941 as a manufacturer of cosmetic brushes for Maybelline. In June 1998, the Company acquired Gemini Plastic Services, Inc. ("Gemini"). In addition to the Merger and the acquisition of Gemini, in June 1998, the Company and AMM Holdings also consummated offerings (the "Offering") of $130,000,000 of its 10 1/2% Senior Subordinated Notes due 2008 (the "Notes") and $68,000,000 of its
13 1/2% Senior Discount Notes due 2009 (the "Discount Notes"). Holdings is the guarantor of the Company's 11 3/4% Series B Senior Notes due 2004
(the "Senior Notes") issued by Anchor prior to the Merger.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)


                                                                                       OCTOBER 2,      DECEMBER 31,
                                                                                          1999             1998
                                                                                     ------------   --------------
                                               ASSETS
                  CURRENT ASSETS:
                    Cash and cash equivalents....................................    $      4,085   $       14,396
                    Short-term investments.......................................              --            3,763
                    Accounts receivable, net of reserves for doubtful accounts of
                       $3,189 and $1,214, respectively...........................          79,274           70,872
                    Inventories, net.............................................          37,327           38,926
                    Deposits on tooling..........................................          19,590           11,051
                    Property, plant and equipment held for sale..................           2,157            1,429
                    Other current assets.........................................           3,044            1,812
                                                                                     ------------   --------------
                            Total current assets.................................         145,477          142,249
                                                                                     ------------   --------------
                  PROPERTY, PLANT AND EQUIPMENT:
                    Land.........................................................           3,235            3,876
                    Buildings....................................................          35,801           39,100
                    Machinery and equipment......................................         124,595          114,737
                    Less: accumulated depreciation...............................         (33,250)         (26,814)
                                                                                     ------------   --------------
                       Property, plant and equipment, net........................         130,381          130,899
                                                                                     ------------   --------------
                  GOODWILL, NET..................................................          42,876           40,874
                                                                                     ------------   --------------
                  INTANGIBLE AND OTHER ASSETS, NET...............................          17,331           18,178
                                                                                     ------------   --------------
                            Total assets.........................................    $    336,065   $      332,200
                                                                                     ------------   --------------
                                                                                     ------------   --------------
                             LIABILITIES AND DEFICIT
                  CURRENT LIABILITIES:
                    Current portion of long-term obligations.....................    $      3,176   $        8,228
                    Short-term borrowings........................................           2,535            1,710
                    Accounts payable.............................................          49,862           37,037
                    Accrued liabilities..........................................          25,546           27,270
                    Deferred income taxes........................................              --              450
                    Deferred tooling revenue.....................................          15,848            9,083
                                                                                     ------------   --------------
                            Total current liabilities............................          96,967           83,778
                                                                                     ------------   --------------
                  LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION..................         294,514          284,229
                                                                                     ------------   --------------
                  DEFERRED INCOME TAXES..........................................           5,288            5,295
                                                                                     ------------   --------------
                  OTHER NON-CURRENT LIABILITIES..................................           7,725            7,898
                                                                                     ------------   --------------
                  COMMITMENTS AND CONTINGENCIES..................................              --               --
                                                                                     ------------   --------------
                  DEFICIT:
                    Common stock ($.01 par value, 3 shares authorized, 1
                       shares issued and outstanding)............................              --               --
                    Additional paid in capital...................................             387              387
                    Accumulated deficit..........................................         (67,393)         (52,409)
                    Accumulated other comprehensive income.......................          (1,423)           3,022
                                                                                     ------------   --------------
                            Total deficit........................................         (68,429)         (49,000)
                                                                                     ------------   --------------
                            Total liabilities and deficit........................    $    336,065   $      332,200
                                                                                     ------------   --------------
                                                                                     ------------   --------------

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)


                                                               THIRTEEN                  THIRTY-NINE
                                                              WEEKS ENDED                 WEEKS ENDED
                                                         ------------------------    -----------------------
                                                         OCTOBER 2,    OCTOBER 3,    OCTOBER 2,    OCTOBER 3,
                                                            1999          1998          1999          1998
                                                          --------    ----------    ----------    ----------
NET SALES ...........................................    $  93,673     $  98,416     $ 301,014     $ 221,585
COST OF SALES .......................................       83,029        86,778       264,483       188,874
                                                          --------    ----------    ----------    ----------
  Gross profit ......................................       10,644        11,638        36,531        32,711
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ........        8,737         7,933        28,110        17,861
MANAGEMENT AND CONSULTING FEE TO RELATED PARTIES ....           50            50           150           907
                                                          --------    ----------    ----------    ----------
  Operating income ..................................        1,857         3,655         8,271        13,943
INTEREST EXPENSE, NET ...............................        8,354         7,998        24,524        12,977
OTHER (INCOME) EXPENSE ..............................         (397)         (597)         (835)          (59)
MINORITY INTEREST IN INCOME OF SUBSIDIARY ...........           --            --            --           239
                                                          --------    ----------    ----------    ----------
INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY ITEM ...       (6,100)       (3,746)      (15,418)          786
PROVISION FOR INCOME TAXES ..........................         (303)         (386)         (434)          358
                                                          --------    ----------    ----------    ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .............       (5,797)       (3,360)      (14,984)          428
  Extraordinary Item - Loss on extinguishment of debt           --            --            --         1,971
                                                          --------    ----------    ----------    ----------
NET LOSS ............................................    $  (5,797)    $  (3,360)    $ (14,984)    $  (1,543)
                                                          --------    ----------    ----------    ----------
                                                          --------    ----------    ----------    ----------
PRO FORMA INFORMATION ...............................
  Provision (benefit) for income taxes ..............    $    (303)    $    (386)    $    (434)    $     412
                                                          --------    ----------    ----------    ----------
                                                          --------    ----------    ----------    ----------
  Net income (loss) before extraordinary item .......    $  (5,797)    $  (3,360)    $ (14,984)    $     374
                                                          --------    ----------    ----------    ----------
                                                          --------    ----------    ----------    ----------
  Earnings (loss) per share before
    extraordinary item ..............................    $  (5,797)    $  (3,360)    $ (14,984)    $     374
                                                          --------    ----------    ----------    ----------
                                                          --------    ----------    ----------    ----------
  Weighted average number of shares outstanding .....            1             1             1             1
                                                          --------    ----------    ----------    ----------
                                                          --------    ----------    ----------    ----------



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)

                                                               THIRTEEN                  THIRTY-NINE
                                                              WEEKS ENDED                 WEEKS ENDED
                                                         ------------------------    -----------------------
                                                         OCTOBER 2,    OCTOBER 3,    OCTOBER 2,    OCTOBER 3,
                                                            1999          1998          1999          1998
                                                          --------    ----------    ----------    ----------
NET LOSS ..............................................   $(5,797)    $  (3,360)    $ (14,984)    $  (1,543)
OTHER COMPREHENSIVE INCOME (LOSS):
 Deferred pension cost.................................        --            --            --            --
 Foreign currency translation adjustment...............     1,625         3,326        (4,445)        3,206
                                                          --------    ----------    ----------    ----------
COMPREHENSIVE INCOME (LOSS)............................   $(4,172)    $     (34)    $ (19,429)    $   1,663
                                                          --------    ----------    ----------    ----------
                                                          --------    ----------    ----------    ----------





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                 THIRTEEN                  THIRTY-NINE
                                                                WEEKS ENDED                 WEEKS ENDED
                                                           ------------------------    -----------------------
                                                           OCTOBER 2,    OCTOBER 3,    OCTOBER 2,    OCTOBER 3,
                                                              1999          1998          1999          1998
                                                            --------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................    $ (5,797)    $ (3,360)    $(14,984)      (1,543)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
    Extraordinary loss .................................          --           --           --        1,971
    Depreciation and amortization ......................       6,826        5,655       19,172       10,741
    (Gain) loss on disposal of fixed assets ............          62            2          168         (132)
    Accretion on Senior Discount Notes .................       1,363        1,192        3,915        1,192
    Deferred income taxes ..............................          13        1,067         (147)       1,266
    Minority interest in subsidiary income .............          --           --           --          239
    Changes in assets and liabilities, net of assets
      purchased and liabilities assumed:
      Accounts receivable ..............................       3,394       (6,120)      (7,710)     (11,119)
      Inventories ......................................      (1,500)         395        2,404         (196)
      Other current assets .............................         (73)        (474)        (925)      (1,438)
      Deposits on tooling ..............................      (1,035)      (1,562)      (8,202)       1,211
      Other assets .....................................          72       (1,374)      (1,698)      (2,674)
      Accounts payable .................................        (386)       4,877       12,913        4,519
      Accrued liabilities ..............................        (732)        (422)      (6,469)       1,420
      Deferred tooling revenue .........................         688        1,456        6,338       (1,400)
      Other liabilities ................................         127           --         (256)          --
                                                            --------    ----------    ----------    ----------
         Total adjustments .............................       8,819        4,692       19,503        5,600
                                                            --------    ----------    ----------    ----------
      Net cash provided by operating activities ........       3,022        1,332        4,519        4,057
                                                            --------    ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .................................      (4,307)      (6,118)     (14,605)     (13,101)
  Proceeds on disposal of fixed assets .................         696           48        3,770          601
  Short-term investments ...............................          --           --        3,763           --
  Purchase of Somomeca, net of cash received ...........          --           --           --      (11,737)
  Purchase of Anchor, net of cash received .............          --           --           --       (6,453)
  Purchase of Gemini, net of cash received .............          --           --           --       (9,954)
  Purchase of Compression, net of cash received ........          --           --       (1,236)          --
  Purchase of Souplex, net of cash received ............          --           --       (6,103)          --
                                                            --------    ----------    ----------    ----------
      Net cash used in investing activities ............      (3,611)      (6,070)     (14,411)     (40,644)
                                                            --------    ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving loan .......       4,669       (4,889)       4,396      (16,036)
    Facilities
  Proceeds from issuance of long-term obligations ......         597           --        1,875      222,540
  Principal payments on long-term obligations ..........      (1,105)          --       (6,354)    (105,604)
  Financing costs ......................................          --         (433)          --       (7,950)
  Distributions to partners ............................          --           --           --      (38,760)
                                                            --------    ----------    ----------    ----------
      Net cash provided by (used in) financing
       activities ......................................       4,161       (5,322)         (83)      54,190
                                                            --------    ----------    ----------    ----------



                                   (continued)

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                              THIRTEEN                   THIRTY-NINE
                                             WEEKS ENDED                 WEEKS ENDED
                                       ------------------------    -----------------------
                                       OCTOBER 2,    OCTOBER 3,    OCTOBER 2,    OCTOBER 3,
                                         1999          1998          1999          1998
                                       --------    ----------    ----------    ----------
                      (continued)


EFFECT OF EXCHANGE RATE CHANGES IN
  CASH ............................         (49)         364         (336)         640
                                      ----------    ---------    ---------   ----------
NET CHANGE IN CASH ................       3,523       (9,696)     (10,311)      18,243
BALANCE AT BEGINNING OF PERIOD ....         562       29,668       14,396        1,729
                                      ----------    ---------    ---------    ---------
BALANCE AT END OF PERIOD ..........    $  4,085     $ 19,972     $  4,085     $ 19,972
                                      ----------    ---------    ---------    ---------
                                      ----------    ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ..........    $  6,176     $  6,104     $ 26,500     $ 10,778
                                      ----------    ---------    ---------    ---------
                                      ----------    ---------    ---------    ---------
  Cash paid for income taxes ......    $     --     $     92     $    210     $    259
                                      ----------    ---------    ---------    ---------
                                      ----------    ---------    ---------    ---------




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS AND UNAUDITED)

1.  ORGANIZATION

    AMM Holdings, Inc. ("AMM Holdings", a wholly owned subsidiary of AMM Holdings, LLC) was incorporated March 3, 1998, under the laws of the State of Delaware. AMM Holdings owns Anchor Holdings, Inc. ("Holdings"). Holdings owns all of the outstanding shares of Moll Industries, Inc. (the "Company", formerly known as Anchor Advanced Products, Inc.) through which, including the Company's subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout North America and Europe. Neither AMM Holdings, nor Holdings has any operations or investments other than its investment in the Company. The Company's products are sold to a wide range of markets, including consumer products, telecommunications/business equipment, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France, Germany, Mexico and the United Kingdom.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that derivatives and hedges be valued at their fair value and establishes standards for the recognition of changes in fair value. SFAS 133 is effective for periods beginning after June 15, 1999. Implementation of SFAS 133 had no impact on the Company's reporting and disclosure requirements.

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

    Condensed consolidating financial information for AMM Holdings as of October 2, 1999 and for the thirty-nine weeks ended October 2, 1999 is as follows:

                                                                                NON-
                                                    MOLL       GUARANTOR     GUARANTOR                   CONSOLIDATED
                                                 INDUSTRIES   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    BALANCE
                                                 ---------     ---------     ---------     ------------  ---------

BALANCE SHEET DATA:
Cash ...................................         $   1,182     $   2,859     $      44     $      --     $   4,085
Accounts Receivable ....................            44,536        34,736             2            --        79,274
Inventories ............................            27,571         9,756            --            --        37,327
Other Current Assets ...................            17,953         6,504           334            --        24,791
                                                 ---------     ---------     ---------     ------------  ---------
          Total Current Assets .........            91,242        53,855           380            --       145,477
Fixed Assets ...........................            83,327        44,147         2,907            --       130,381
Goodwill ...............................            35,328         7,548            --            --        42,876
Intercompany Receivables ...............            56,719         1,558         2,844       (61,121)           --
Other Assets ...........................            12,723         4,608            --            --        17,331
                                                 ---------     ---------     ---------     ------------  ---------
                                                 $ 279,339     $ 111,716     $   6,131     $ (61,121)    $ 336,065
                                                 ---------     ---------     ---------     ------------  ---------
                                                 ---------     ---------     ---------     ------------  ---------
Accounts Payable .......................         $  23,895     $  25,941     $      26     $      --     $  49,862
Accrued Liabilities ....................            15,622         9,037           887            --        25,546
Other Current Liabilities ..............            15,508         6,051            --            --        21,559
                                                 ---------     ---------     ---------     ------------  ---------
          Total Current Liabilities ....            55,025        41,029           913            --        96,967
Long-Term Debt .........................           283,260        11,254            --            --       294,514
Other Non-current Liabilities ..........             3,390         9,623            --            --        13,013
Intercompany Payables ..................                --        59,656            --       (59,656)           --
                                                 ---------     ---------     ---------     ------------  ---------
          Total Liabilities ............           341,675       121,562           913       (59,656)      404,494
Equity .................................           (62,336)       (9,846)        5,218        (1,465)      (68,429)
                                                 ---------     ---------     ---------     ------------  ---------
                                                 $ 279,339     $ 111,716     $   6,131     $ (61,121)    $ 336,065
                                                 ---------     ---------     ---------     ------------  ---------
                                                 ---------     ---------     ---------     ------------  ---------

                                                                     NON-
                                        MOLL       GUARANTOR       GUARANTOR                  CONSOLIDATED
                                      INDUSTRIES   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    BALANCE
                                      ---------     ---------     ---------     ------------  ---------

STATEMENT OF OPERATIONS DATA:

Net Sales ........................    $ 210,693     $  90,321     $   6,972     $  (6,972)    $ 301,014
Cost of Sales ....................      182,045        84,764         4,646        (6,972)      264,483
                                      ---------     ---------     ---------     ------------  ---------
  Gross Profit ...................       28,648         5,557         2,326            --        36,531
Selling, General &
  Administrative  Expense ........       17,322         9,326         1,612            --        28,260
                                      ---------     ---------     ---------     ------------  ---------
  Operating Income ...............       11,326        (3,769)          714            --         8,271
Interest Expense, net ............       20,544         3,980            --            --        24,524
Other (Income) Expense ...........         (986)          384          (233)           --          (835)
                                      ---------     ---------     ---------     ------------  ---------
  Income Before Taxes.............       (8,232)       (8,133)          947            --       (15,418)
Income Tax Expense (Benefit) .....           --          (869)          435            --          (434)
                                      ---------     ---------     ---------     ------------  ---------
  Net Income (Loss) ..............    $  (8,232)    $  (7,264)    $     512     $      --     $ (14,984)
                                      ---------     ---------     ---------     ------------  ---------
                                      ---------     ---------     ---------     ------------  ---------
STATEMENT OF CASH FLOWS DATA:
Net Income (Loss) ................    $  (8,232)    $  (7,264)          512     $      --     $ (14,984)
Depreciation and Amortization ....       12,420         6,604           148            --        19,172
Change in Assets and Liabilities .       (8,099)        4,138           356            --        (3,605)
Other ............................        3,942            (6)           --            --         3,936
                                      ---------     ---------     ---------     ------------  ---------
  Cash Flows from Operating
    Activities ...................           31         3,472         1,016            --         4,519
                                      ---------     ---------     ---------     ------------  ---------
  Capital Expenditures ...........       (8,944)       (5,661)           --            --       (14,605)
  Proceeds from Disposal of Fixed
  Assets .........................        2,035         1,735            --            --         3,770
  Investments ....................       (3,576)           --            --            --        (3,576)
                                      ---------     ---------     ---------     ------------  ---------
  Cash Flows from Investing
    Activities ...................      (10,485)       (3,926)           --            --       (14,411)
                                      ---------     ---------     ---------     ------------  ---------
Change in Revolving Loan
  Facility .......................        4,500          (104)           --            --         4,396
Proceeds from Issuance of Long-
  Term Obligations ...............           --         1,875            --            --         1,875
Principle Payments on Long-Term
  Obligations ....................       (3,771)       (2,583)           --            --        (6,354)
Intercompany transfers ...........       (2,346)        3,375        (1,029)           --            --
                                      ---------     ---------     ---------     ------------  ---------
  Cash Flows from Financing
    Activities ...................       (1,617)        2,563        (1,029)           --           (83)
                                      ---------     ---------     ---------     ------------  ---------
Effect of Exchange Rate Changes
  in Cash ........................           --          (336)           --            --          (336)
                                      ---------     ---------     ---------     ------------  ---------
Net Change in Cash ...............      (12,071)        1,773           (13)           --       (10,311)
Balance at Beginning of Period ...       13,253         1,086            57            --        14,396
                                      ---------     ---------     ---------     ------------  ---------
Balance at End of Period .........    $   1,182     $   2,859     $      44     $      --     $   4,085
                                      ---------     ---------     ---------     ------------  ---------
                                      ---------     ---------     ---------     ------------  ---------

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


                                                                               THIRTY-NINE WEEKS ENDED
                                                                              -------------------------
                                                                               OCTOBER 2,    OCTOBER 3,
                                                                                1999          1998
                                                                               ---------     ---------
             Net sales.................................................        $ 311,329     $ 316,197
             Operating income..........................................        $   9,129     $  17,447
             Loss before taxes and extraordinary item..................        $ (14,697)    $  (4,927)

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

         The Company continues to integrate the businesses that were merged. This includes the pursuit of global opportunities with customers previously served by each individual company, identification of core competencies the Company should focus on to meet its strategies, modification of the cost structure within certain businesses and implementation of an integrated management information system. This effort has included the sale in March 1999 of its Lakewood and Betta divisions, neither of which were critical to the Company's long-term success and the June 1999 closure of its Round Rock, TX facility due to over capacity within the merged company. Due to declining sales and an excessive cost structure, the Company is currently considering alternatives for the potential closure or disposition of its manufacturing facility in Germany. The plan for the German facility is expected to be finalized before year-end. However, as the plan has not been finalized, potential costs of such actions are not yet estimable. Additionally, the Company is considering the consolidation of certain French facilities. Further closures or dispositions could occur as the integration continues.

         Certain of the AMM Holding's operating data for the thirteen and thirty-nine weeks ended October 2, 1999 and October 3, 1998 are set forth below as percentages of net sales.

                                                       THIRTEEN WEEKS ENDED,      THIRTY-NINE WEEKS ENDED
                                                     ------------------------     ------------------------
                                                     October 2,    October 3,      October 2,   October 3,
                                                       1999             1998         1999         1998
                                                       ----             ----         ----         ----
Net sales                                            100.0%         100.0%         100.0%       100.0%
Gross profit                                          11.4%          11.8%          12.1%        14.8%
Selling, general and administrative                    9.4%           8.1%           9.4%         8.1%
Management and consulting fee to related parties       0.0%           0.0%           0.0%         0.4%
Operating income                                       2.0%           3.7%           2.7%         6.3%
Interest expense, net                                  8.9%           8.1%           8.1%         5.9%
Provision (benefit) for income taxes                   (0.3)%         (0.4)%         (0.1)%        0.2%
Extraordinary item                                     0.0%           0.0%           0.0%         0.9%
Net loss                                              (6.2)%         (3.4)%         (5.0)%       (0.7)%

THIRTEEN WEEKS ENDED OCTOBER 2, 1999 VERSUS OCTOBER 3, 1998

     NET SALES. Net sales decreased by $4.7 million, or 4.8%, to $93.7 million for 1999 from $98.4 million for 1998. The decrease was the result of reduced dental sales to Proctor and Gamble as the customer continues to move production out of the United States, reduced demand for packaging products by Maybelline, reduced demand for business equipment parts by Xerox and an unfavorable movement in currency exchange rates. The reductions were somewhat offset by increased demand for appliance parts by Whirlpool and point-of purchase displays by Maybelline. The reductions were also offset in part by the acquisitions of Souplex and Compression.

     GROSS PROFIT. Gross profit decreased by $1.0 million, or 8.5%, to $10.7 million for 1999 from $11.7 million for 1998. The decrease was the result of the reduction in sales and the decrease in gross profit percentage is due to decreased absorption of fixed manufacturing costs as a result of the lower production levels due to the lower sales.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $0.8 million, or 10.1%, to $8.7 million for 1999 from $7.9 million for 1998. The increase was the result of the acquisitions of Souplex and Compression.

     MANAGEMENT AND CONSULTING FEE TO RELATED PARTIES. Management and Consulting Fee to Related Parties was consistent between periods.

     OPERATING INCOME. Operating income decreased by $1.8 million, or 49.2%, to $1.9 million for 1999 from $3.7 million for 1998 for the reasons listed above.

     NET INTEREST EXPENSE. Net interest expense increased by $0.4 million, or 4.5%, to $8.4 million for 1999 from $8.0 million for 1998.

     INCOME TAXES. The Company recognized an income tax benefit of $0.3 million for 1999 compared to $0.4 million for 1998. The benefit was the result of losses in the French division.

     NET LOSS. Net loss increased $2.4 million, to a $5.8 million loss for 1999 from $3.4 million for 1998 as a result of the above factors.

THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999 VERSUS OCTOBER 3, 1998

     NET SALES. Net sales increased by $79.4 million, or 35.8%, to $301.0 million for 1999 from $221.6 million for 1998, due to the acquisitions of Anchor, Gemini, Souplex and Compression, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, sales decreased $4.9 million, or 1.5%. The decline was the result of the reductions in sales to Proctor and Gamble and Xerox, as well as the unfavorable movement in currency exchange rates, as discussed above.

     GROSS PROFIT. Gross profit increased by $3.9 million, or 11.7%, to $36.6 million for 1999 from $32.7 million for 1998, resulting from the inclusion of results for Anchor, Gemini, Souplex and Compression, offset by the distribution of the Company's limited partnership interest in Reliance Products. However, certain of the acquired companies earn lower margins than the Company had historically realized, thereby, diluting the average margin. On a pro forma basis, gross profit decreased $4.6 million or 10.4%. The decrease was the result of operating inefficiencies encountered in the start-up of the Maybelline Display 99 Wall project in the first quarter and the impact of reduced sales and operating efficiencies as discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $10.2 million, or 57.4%, to $20.6 million for 1999 from $11.8 million for 1998 due to the inclusion of Anchor, Gemini, Souplex and Compression, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, SG&A expenses increased $3.8 million or 14.4% due to a charge of $843 to decrease employment levels in the Germany division, expenses to implement management information systems in the French and Germany divisions as well as increased professional services, travel and computer costs incurred in connection with the integration of the merged companies.

     MANAGEMENT AND CONSULTING FEE TO RELATED PARTIES. Management and Consulting Fee to Related Parties decreased by $0.8 million, or 83.5%, to $0.1 for 1999 from $0.9 million for 1998, due to restrictions contained in the Notes and Senior Notes.

     OPERATING INCOME. Operating income decreased by $5.6 million, or 40.7%, to $8.3 million for 1999 from $13.9 million for 1998 for the reasons listed above.

     NET INTEREST EXPENSE. Net interest expense increased by $11.5 million, or 89.0%, to $24.5 million for 1999 from $13.0 million for 1998 due to the issuance of the Notes and the Discount Notes near the end of the second quarter of 1998 to finance the acquisition of Gemini and to refinance existing debt. Additionally, the Company assumed $100 million of debt in the Merger.

     INCOME TAXES. The Company recognized an income tax benefit of $0.4 million for 1999 compared to an expense of $0.4 million for 1998. The benefit was the result of losses incurred in the French division. Prior to the Merger, the Company's US operations were organized as a partnership for U.S. tax purposes and, accordingly, did not reflect income tax expense in its financial statements.

     EXTRAORDINARY ITEM. Extraordinary Item of $2.0 million for 1998 represents a loss on early retirement of bank debt due to the write-off of the remaining deferred debt issue costs.

     NET LOSS. Net loss increased $13.5 million, to $15.0 million loss for 1999 from $1.5 million for 1998 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consist primarily of working capital needs, capital expenditures, required payments of principal and interest on any borrowings under the Bank of America Credit Facility ("Credit Facility"), required payments of principal and interest on the European debt, required payments of interest on the Notes and Senior Notes and principal at maturity.

     The Credit Facility, which was amended in the third quarter to revise certain financial covenants, has a maximum balance of $50 million, subject to certain restrictions contained in the Credit Facility and the Notes and Discount Notes. Currently, $15 million is available under the Credit Facility due to restrictions contained in the Notes and Discount Notes, of which a balance of $4.5 million was outstanding at October 2, 1999.

     The Company has no significant principal payments due for the remainder of 1999 while interest payments are expected to be less than $1.0 million. The Company expects capital expenditures for the remainder of 1999 to be approximately $2.0 million. In 2000, the Company has no significant principal payments due while interest payments are expected to approximate $28.0 million. Capital expenditures in 2000 are expected to be limited to normal periodic replacement of equipment.

     In 1999, the Company's cash provided by operations increased by $1.4 million to $4.5 million from $3.1 million for 1998. The Company has spent $14.6 million during the year to make purchases of property, plant and equipment. Additionally, the Company has spent $7.3 during the year in connection with the purchases of Compression and Souplex.

     The Company believes that cash flows from operating activities will be adequate to meet debt service obligations and working capital needs in 1999. The Company intends to use the Credit Facility to supplement cash from operating activities to fund planned capital expenditures for 1999 and 2000.

INFLATION AND CHANGING PRICES

     The Company's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins, the Company's principal raw material, is generally passed through to customers, such changes historically have not, and in the future are not expected to have, a material effect on the Company's gross profit.

IMPACT OF NEW ACCOUNTING STANDARDS

     During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires that derivatives and hedges be valued at their fair value and establishes standards for the recognition of changes in fair value. The Statement is effective for periods beginning after June 15, 1999. The Statement had no impact on the Company's reporting and disclosure requirements.

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

         In the information technology area, inventory and assessment audits in the mainframe and midrange environments were completed in third quarter 1998 and corrective action was completed in the fourth quarter 1998, except for business application software which was completed in the second quarter 1999. Inventory and assessment audits for telecommunications were completed in third quarter 1998 with corrective action completed in the second quarter 1999. Finally, inventory and assessment audits in the desktop environment were completed in third quarter 1998, with corrective action expected to be completed by the fourth quarter 1999. The companies located in Europe began installing systems in the first quarter 1999 that will be Year 2000 ready.

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


Date:  November 16, 1999                      AMM HOLDINGS, INC.


                                              By: /s/ Phyllis C. Best
                                                 -------------------------------
                                                      Phyllis C. Best
                                                      Chief Financial Officer