Form 10-K
period 1999-12-31
AMM HOLDINGS INC
filed 2000-04-17
CIK 1067531

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO  ___________.

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

                                 (865) 329-5300
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark whether the Registrants (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

As the Registrants' Common Stock is not publicly traded, the aggregate market value of the voting stock held by non-affiliates of the Registrants cannot be determined.

Indicate the number of shares outstanding of each of the Registrants' classes of Common Stock, as of the latest practicable date.


      Date                                    Class                 Outstanding Shares
      ----                                    -----                 ------------------
 March 31, 2000              AMM Holdings, Inc.
                             Common Stock, $.01 par value                1,000

Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc. which is a wholly-owned subsidiary of AMM Holdings, Inc.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                AMM Holdings, Inc.

                           Annual Report on Form 10-K


                                TABLE OF CONTENTS


PART I   ..........................................................................................................   1
         Item 1.           BUSINESS................................................................................   1
         Item 2.           PROPERTIES..............................................................................  10
         Item 3.           LEGAL PROCEEDINGS.......................................................................  11
         Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................  11

PART II  ..........................................................................................................  12
         Item 5.           MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS.........................................................  12
         Item 6.           SELECTED FINANCIAL DATA.................................................................  12
         Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS...................................................................  13
         Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                           RISKS...................................................................................  19
         Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................  20
                  (1)      Report of Independent Public Accountants ...............................................  20
                  (2)      Consolidated Balance Sheets for fiscal years ended December 31, 1998 and 1999...........  21
                  (3)      Consolidated Statements of Operations for fiscal years ended December 31, 1997, 1998 and
                           1999....................................................................................  23
                  (4)      Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended
                           December 31, 1997, 1998 and 1999........................................................  24
                  (5)      Consolidated Statements of Deficit for fiscal years ended December 31, 1997, 1998 and
                           1999....................................................................................  25
                  (6)      Consolidated Statements of Cash Flows for fiscal years ended December 31, 1997, 1998 and
                           1999....................................................................................  26
                  (7)      Notes to Consolidated Financial Statements..............................................  28
         Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE................................................................  45

PART III ..........................................................................................................  46
         Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................  46
         Item 11.          EXECUTIVE OFFICER COMPENSATION..........................................................  47
         Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................  50
         Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................  50

PART IV  ..........................................................................................................  52
         Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................  52

                                     PART I

Item 1. BUSINESS.

     AMM Holdings ("AMM Holdings", a wholly-owned subsidiary of AMM Holdings,
LLC) is a holding company and does not have any material operations or assets other than ownership of all the capital stock of Anchor Holdings, Inc. ("Holdings"), which does not have any material operations or assets other than ownership of all the capital stock of Moll Industries, Inc. (the "Company"), an operating company. AMM Holdings generated 1999 net sales, net loss and EBITDA of $398.0 million, $37.7 million and $23.4 million, respectively.

Overview of the Company

     The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe.

     The Company serves over 450 customers, including leading multinational companies such as Abbott Laboratories, Colgate-Palmolive, Kimberly-Clark, L'Oreal, Maybelline, Motorola, Procter & Gamble, Renault, SEB, Siemens, Whirlpool and Xerox. Products using the Company's plastic components are sold in a wide range of end markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices. The Company believes that the diversity of its customers, markets and geographic regions creates a stable revenue base and reduces the Company's exposure to particular market or regional economic cycles. The Company generated 1999 net sales, net loss and EBITDA of $398.0 million, $32.5 million and $23.4 million, respectively, making it one of the largest non-automotive plastic injection molding companies in North America and one of the largest plastic component suppliers in Europe.

     The Company has 26 production facilities with approximately 700 molding machines throughout North America and Europe, including France, the United Kingdom and Portugal. The Company is capable of providing its customers with integrated design and prototype development, mold design and manufacturing, advanced plastic injection molding capabilities, and value-added finishing services, such as hot stamping, pad printing, assembly and complete product testing, all of which enable it to provide "one-stop" shopping to customers seeking a wide range of services. The Company's technologically advanced production facilities and equipment enable it to provide customized solutions to highly demanding customer specifications. Management believes that few competitors offer the scale, expertise, reputation and range of services that the Company provides.

     The Company was formed through the merger in 1998 (the "Merger") of two leading plastic injection molders, Moll PlastiCrafters Limited Partnership ("Moll") and Anchor Advanced Products, Inc. ("Anchor"), which were each controlled by Mr. George Votis. See Note 2 to the Notes to Consolidated Financial Statements for a description of the Merger and the accounting treatment thereof. Immediately prior to the Merger, Moll and Anchor were independently operated entities. Anchor survived the Merger and changed its name to "Moll Industries, Inc." Mr. Votis acquired Moll's predecessor in 1989 and had since completed seven acquisitions, increasing Moll's revenues from approximately $8 million in 1989 to approximately $223.5 million in 1998 on a pro forma basis. Such acquisitions included the acquisition in August 1997 of a group of companies that had previously been under common ownership ("Hanning") which supplies injection molded plastic components for use in digital photocopiers with manufacturing facilities located in the United States, the United Kingdom and Germany, which had 1998 revenues of $47.0 million, and the acquisition in January 1998 of Somomeca Industries S.A.R.L. and its subsidiaries ("Somomeca"), a French injection molder which had 1998 revenues of $90.5 million. In March 1998, Mr. Votis acquired Anchor, which began operations in 1941 as a manufacturer of cosmetic brushes for Maybelline and which had revenues of $143.0 million in 1998. In June 1998, the Company acquired Gemini Plastic Services, Inc. ("Gemini") which had revenues of $19.6 million in 1998. In April 1999, the Company acquired three locations of Compression, Inc., which designs products for the industrial and consumer products markets. In May 1999, the Company acquired Souplex, Limited, a telecommunications and consumer products plastic molding and tooling building company with two locations in the United Kingdom.

     In addition to the Merger, in June 1998, the Company also consummated an offering (the "Offering") of $130,000,000 of its 10 1/2% Senior Subordinated Notes due 2008 (the "Notes") (the Offering, together with the Merger and the acquisition of Gemini, (the "Transactions"). Also in June 1998, AMM Holdings consummated an offering (the "Senior Discount Notes Offering") of $68.0 million of its 13-1/2% Senior Discount Notes due 2009 (the "Senior Discount Notes"). Holdings is the guarantor of the Company's 11 3/4% Series B Senior Notes due 2004 (the "Senior Notes") issued by Anchor prior to the Merger.

     The structure of the Company is as indicated in the table below:

                                             ---------------------------
                                                 AMM Holdings, Inc.
                                             ---------------------------
                                                            |
                                                            |
                                             ---------------------------
                                                Anchor Holdings, Inc.
                                             ---------------------------
                                                            |
                                                            |
                                             ---------------------------
                                                Moll Industries, Inc.
                                             ---------------------------
                                                            |
                                                            |
                                                            |
         -------------------------------------------------------------------------------------------------------------------
         |                          |                       |                     |                      |                 |
         |                          |                       |                     |                      |                 |

      Cepillos De            Moll Industries,      Moll Industries UK,      Moll France SARL       Anchor Advanced      Percept
       Matamoros                Limited                  Limited                                   Products Foreign    Industrial
     S.A. de C.V.                                                                                 Sales Corporation   Design, Inc.

     Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

     The Company was formed to combine the manufacturing, marketing and management resources of Moll and Anchor to create further opportunities for growth and development. As a result of the Merger, management believes that the Company is positioned to benefit from the growth and consolidation of the plastics industry. The Company also believes that the consummation of the Merger significantly enhanced its future growth prospects and revenue stability by broadening its customer base, manufacturing capabilities and geographic presence. Moreover, the Company believes it is benefitting from its increased scale, ability to centralize certain key logistical functions and attendant cost savings opportunities.

     Certain of the merged companies have experienced better operating results than others. Since the Merger, management has been evaluating all of its operations, especially those that are performing at a below average level. As a result of the evaluation, the Company has 1) sold its metal fabrication business in March 1999 to a supplier, 2) sold a non-essential tool building facility in March 1999, 3) closed its Round Rock, Texas molding facility, moving production from this facility to existing capacity in other Company facilities and 4) sold its Germany division, which was experiencing significant losses due to declining revenues from its primary customers. Management continues to evaluate its remaining operations with the goals of improved asset utilization and reduced costs.

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

     Strong Customer Relationships. The Company believes that its ability to attract and retain customers is in part attributable to the high level of customer service it provides. The Company also believes that frequent interaction with its customers in the product development process helps it to develop long-term relationships. Of the Company's top ten customers in 1999, two have been with the Company for over fifty years, three have been with the Company for over ten years and the remainder have been with the Company for over four years. For many of its key customers, the Company is the sole supplier for specific parts. The Company's emphasis on customer partnerships and its long-standing customer relationships provide it with a significant competitive advantage.

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

     Centralize Sales and Marketing. The Company has centralized management of its sales and marketing efforts to improve communication with customers, better cross-sell services to customers and ensure uniform pricing and sales strategies. While local sales and management staff will maintain direct relationships with customers and production facilities, a centralized sales and marketing effort allows the Company to serve national and international accounts more effectively and to pursue customers located outside an individual plant's geographic service area. The Company's centralized sales and marketing group is responsible for identifying market trends and assisting customers with new product ideas as well as promoting the Company through customer presentations, advertising and trade shows.

     Expand Globally. The Company believes that it is one of the largest North American plastic injection molders with a significant European presence. Such capabilities allow the Company to (i) penetrate new geographic regions with its existing multinational customers, such as L'Oreal, Motorola, SEB Siemens, Whirlpool and Xerox, and (ii) acquire complementary manufacturing facilities in strategic locations. Continuing to pursue this strategy will enable the Company to effectively provide a complete and integrated range of molding, manufacturing and value-added services on a global basis.

     Reduce Costs. The Company continually aims to improve its cost effectiveness by increasing productivity and implementing operational improvements. In 1999, the Company consolidated its cosmetics packaging business from three locations while also consolidating its medical devices business from three locations. This resulted in the sale of two facilities and the refocusing of two other facilities on other product lines.

Management believes that the Company will continue to create opportunities to reduce costs by: (i) reducing overhead expenses through optimization of labor and equipment resources at each of the Company's facilities; (ii) divesting or discontinuing less profitable business lines; (iii) eliminating redundant administrative operations and related personnel; and (iv) where appropriate, moving key management personnel on-site to the Company's manufacturing plants in order to oversee expansion and/or execution of cost control measures.

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

Markets and Products

   Markets

     The following table sets forth the percentages of the Company's total net sales for the periods presented that were derived from sales to its different end markets:


                                        1997(1)  1998(1)  1999
Consumer Products...................     27.6%   29.1%    31.6%
Telecommunications/Business Equipment    18.9    17.5     14.6
Household Appliances................     17.6    20.4     19.6
Automotive..........................     12.3    13.8     11.5
Medical Devices.....................      8.1     8.2      8.7
Other Products......................     15.5    11.0     14.0
                                         ----    ----     ----
          Total.....................     100%    100%     100%

- ------------

(1) The information for 1997 and 1998 gives effect to the Transactions as if they had occurred at the beginning of the periods presented.

   Consumer Products

     Within the consumer products market, the Company has particular strength in the cosmetics and oral care sectors. The Company manufactures and supplies plastic components to the cosmetics industry in five major product categories: mascara, nail applicators, compacts, closures and lipstick containers which collectively account for more than 130 different mascara packages and 35 different lipstick containers. The Company enjoys substantial business with the leading cosmetics companies, including L'Oreal, Maybelline, Mary Kay and Aveda, which produce products marketed under the brand name Great Lash(R) and many others. The Company also manufactures and assembles point-of-purchase displays for Maybelline. Approximately 15.0% of the Company's net sales in 1999 were derived from L'Oreal. The Company's relationship with L'Oreal is governed by a letter agreement which will expire on December 31, 2005. Such agreement does not contain any minimum purchase requirements on the part of L'Oreal. Such agreement provides that if long-term quality and reliability is violated, such agreement will become null and void.

     The Company is also a leading independent designer, manufacturer and packager of toothbrushes in the United States with an estimated 1998 market share of approximately 11% of all toothbrush manufacturing. Management estimates that the domestic market for toothbrushes was 700 million units in 1999. The Company manufactures toothbrushes for Colgate-Palmolive, Procter & Gamble, Cheseborough-Ponds and SmithKline Beecham, under such well-known brand names as Crest(R), Colgate(R), Pepsodent(R) and Flexosaurus(R), and electric toothbrush heads for Teledyne Water Pik, a division of Teledyne Industries, Inc. Toothbrushes accounted for approximately 11.2%, 11.9% and 8.9% of consolidated sales in 1997, 1998 and 1999, respectively.

   Telecommunications/Business Equipment

     The Company designs and manufactures plastic components for telecommunications and business equipment in North America and Europe, including complete multi-component assemblies for business telephones and cellular telephone handsets manufactured by Siemens and Motorola, and electronic telecommunications equipment and cellular tower construction hardware manufactured by the 3M Corporation and Specialty Teleconstructers. The Company also manufactures plastic components used in business equipment such as photocopiers and digital imaging systems manufactured by Xerox.

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

   Household Appliances

     The Company is a leading independent designer and manufacturer of plastic components used in household appliances including (i) refrigerators (primarily high end side-by-side refrigerators), room air conditioning systems and free standing and built-in ranges manufactured by Whirlpool, (ii) countertop appliances manufactured by Tefal, (iii) laundry washers and dryers manufactured by Electrolux and (iv) televisions manufactured by Daewoo. Approximately 14.9% of the Company's net sales in 1999 were derived from Whirlpool. The Company's relationship with Whirlpool is governed by a written contract. However, such contract does not contain any minimum purchase requirements on the part of Whirlpool. The initial term of such contract expires on December 31, 2000, and, thereafter, such contract will be automatically renewed for one year terms unless terminated in the manner provided therein. Such contract can be terminated (i) by the parties by mutual agreement at any time; (ii) by either party giving the other at least six months notice of termination upon (a) the expiration of the initial term or upon the expiration of any calendar year subsequent to the initial term and (b) the parties failing to agree to certain price and quality specifications, and (iii) by either party unilaterally for cause, which includes, without limitation, substantial default, dissolution of either party or insolvency of either party.

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

   Automotive

     The Company designs and manufactures plastic automotive components which include (i) door handles, sun visors, wheel covers and intake grill manifolds for Renault, (ii) motor scooter components for Peugeot, (iii) plastic components used in turn signal and cruise control systems manufactured by Delphi, (iv) interior components used in vehicles manufactured by Audi, BMW and Freightliner and (v) insulating battery cases for Lydall.

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

   Other Products

     The Company manufactures and assembles a broad range of commercial and industrial soap dispensing equipment for Kimberly-Clark. The Company also manufactures hatch covers used in recreational boats manufactured by Tempress, and plastic lawn and garden equipment for Electrolux Consumer Products. In addition, the Company manufactures resealable "living hinge" plastic closures for Tetrapak.

Geographic Markets

     The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company has 26 production facilities with approximately 700 molding machines throughout North America and Europe, including France, the United Kingdom and Portugal. The Company derived approximately 68% and 32% of its fiscal 1999 net sales in North America and Europe, respectively. Through its recent acquisitions, the Company's geographic presence has been strategically expanded into new regional, national and international markets. While the Company believes its increased global presence allows it to better service its numerous multinational customers, the Company views its markets in North America and Europe as distinct in terms of customer base and product requirements. Within each of these markets, the Company places great emphasis on serving individual regional and national markets separately from international markets and customers because such regional and national customers often have specific requirements and preferences. Overall, the Company believes that its expanded global presence has improved international market penetration while facilitating more customized and expedient service at the local and regional market level through proximity to its customers.

Customer Relationships

     The Company has built and maintained solid and long-term relationships with its customers. In certain cases, such ongoing relationships are governed by long-term purchase and sale contracts. In 1999, approximately 43% of the Company's net sales of molded products was covered by such contracts. However, such contracts do not contain any minimum purchase requirements on the part of the customer. Almost all such contracts can be terminated by the parties thereto by mutual agreement and can also be terminated by either party giving notice of termination upon certain occurrences, including, without limitation, disagreement on quality, quantity and pricing issues, insolvency or dissolution of any party thereto and upon any material breach of such contracts by any party thereto.

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

Design and Tooling

     The Company has two design offices in the United States and one in Canada. The Company has two tooling facilities in the United States, three such facilities in France and one such facility in each of Portugal and the United Kingdom.

     The Company designs consumer and industrial products for a wide range of customers. In some cases the customer, upon completion of the design, will use the Company to build the tool and mold the end product. In other cases the customer takes the design to other companies for manufacturing. The Company expects to increase the percentage of products it designs that it also molds.

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

Molding

     The Company has 10 plants for manufacturing plastic components in the United States, five such plants in France, two such plants in the United Kingdom and one such plant in Mexico.

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

Marketing and Sales

     The Company seeks to increase its sales through cross-selling to its existing customer base and by attracting new customers. The Company's primary marketing strategy is to develop and maintain close working relationships with the engineering, procurement, quality, tooling and manufacturing departments of its customers. Several of the Company's largest customers are serviced by a dedicated sales agent. The Company employs six sales agents and uses six independent sales agents to service its customers. These relationships help ensure close cooperation in product design and help the Company in gaining repeat and new business with its existing customer base. The Company believes that its design, engineering and tooling expertise, together with its ability to service and cross sell to customers from multiple locations on a worldwide basis, have enabled it to broaden its product lines, further penetrate its existing customer base and attract new customers.

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

Employees

     As of December 31, 1999, the Company had approximately 3,800 employees, and approximately 40% of such employees were covered by collective bargaining agreements. The Company's employees in the United States and the United Kingdom are neither represented by a union nor covered by any collective bargaining agreement. The Company's employees in Mexico are covered by a collective bargaining agreement. The Company's employees in France are covered by national and regional collective agreements for the plastics industry and the steel and metal industry. Such collective agreements were not negotiated between the Company and its employees, but rather were concluded by representatives of all employers and employees in such industries. Some of the collective agreements covering the Company and its employees have been extended by the French Labor Ministry to have nationwide scope, while others apply regionally only. Such collective agreements do not expire until the employers' or employees' representatives give the other party prior notice.

     The Company has historically enjoyed good employee relations.

Item 2. PROPERTIES.

     The corporate headquarters of AMM Holdings and the Company are located at Tyson Place, Suite 200, 2607 Kingston Pike, Knoxville, Tennessee.

     As of December 31, 1999, the Company owned or leased 14 production facilities in the United States, six production facilities in France, three production facilities in the United Kingdom and one production facility in each of Canada, Mexico and Portugal. The Company believes that its facilities are well maintained and in good operating condition and anticipates that, although substantial capital expenditures will be required to meet the production requirements for new and developing product lines, the facilities themselves will be sufficient to meet the Company's needs for the next several years. There can be no assurance, however, that unanticipated developments will not occur that would require the Company to add or eliminate production facilities sooner than expected. The following table indicates as at the date hereof the locations, the area, nature of ownership, and principal use of the Company's land and related facilities.

Location                         Area (sq. ft.)     Ownership         Use
North America

Atlanta, Georgia............            4,715       Leased            Design/engineering
---------------------------------------------------------------------------------------------
Austin, Texas...............           79,000       Owned             Manufacturing
---------------------------------------------------------------------------------------------
Elk Grove, Illinois.........           10,000       Leased            Mold Shop/engineering
---------------------------------------------------------------------------------------------
Evansville, Indiana.........            5,000       Leased            Engineering office
---------------------------------------------------------------------------------------------
Fort Lauderdale, Florida....           85,000       Owned             Manufacturing
---------------------------------------------------------------------------------------------
Fort Smith, Arkansas........          143,000       Owned             Manufacturing
---------------------------------------------------------------------------------------------
Harlingen, Texas............           45,000       Owned             Warehouse
---------------------------------------------------------------------------------------------
Irvine, California..........           64,680       Leased            Design/engineering
---------------------------------------------------------------------------------------------
Knoxville, Tennessee........           12,000       Leased            Office
---------------------------------------------------------------------------------------------
Matamoros, Mexico...........          118,000       Owned             Manufacturing
---------------------------------------------------------------------------------------------
Morristown, Tennessee.......           90,000       Leased            Assembly
---------------------------------------------------------------------------------------------
Morristown, Tennessee, Plant B        180,000       Owned             Manufacturing
---------------------------------------------------------------------------------------------
Morristown, Tennessee, Plant C        120,000       Owned             Manufacturing
---------------------------------------------------------------------------------------------
Nashville, Tennessee........          121,000       Owned             Manufacturing
---------------------------------------------------------------------------------------------
Newberg, Oregon.............          108,000       Owned             Manufacturing
---------------------------------------------------------------------------------------------
Rochester, New York.........           79,000       Owned             Manufacturing
---------------------------------------------------------------------------------------------
San Antonio, Texas..........           62,000       Leased            Manufacturing
---------------------------------------------------------------------------------------------
Seagrove, North Carolina....           31,700       Leased            Warehouse
---------------------------------------------------------------------------------------------
Seagrove, North Carolina....          133,200       Owned             Manufacturing
---------------------------------------------------------------------------------------------
Waterloo, Ontario...........            3,200       Leased            Design/engineering
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Europe
Blanzy, France..............           57,750       Leased            Manufacturing
---------------------------------------------------------------------------------------------
                                       35,400       Leased            Warehouse
---------------------------------------------------------------------------------------------
Bonneval, France............           19,800       Owned             Manufacturing
---------------------------------------------------------------------------------------------
                                       26,080       Leased            Mold shop/engineering
---------------------------------------------------------------------------------------------
Broadoak, United Kingdom....            8,300       Owned             Mold shop
---------------------------------------------------------------------------------------------
Chalon, France..............           23,400       Owned             Mold shop/engineering
---------------------------------------------------------------------------------------------
                                       16,200       Leased            Mold shop
---------------------------------------------------------------------------------------------
                                       21,175       Leased            Manufacturing
---------------------------------------------------------------------------------------------
Gloucester, United Kingdom..           53,000       Leased            Manufacturing
---------------------------------------------------------------------------------------------
Marinha Grande, Portugal....           81,850       Owned             Mold shop
---------------------------------------------------------------------------------------------
Morecambe, United Kingdom...           97,086       Owned             Manufacturing
---------------------------------------------------------------------------------------------
Rouvray, France.............          109,000       Leased            Manufacturing
---------------------------------------------------------------------------------------------
Saint-Vit, France...........           12,320       Owned             Mold shop
---------------------------------------------------------------------------------------------
                                       12,000       Leased            Mold shop
---------------------------------------------------------------------------------------------

     To the extent any such properties are leased, the Company expects to be able to renew such leases or lease comparable facilities on terms commercially acceptable to the Company. Management believes that the Company's existing facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for at least the next twelve months.

Item 3. LEGAL PROCEEDINGS.

     The Company believes that it is not presently a party to, or threatened with, any litigation the outcome of which would have a material adverse effect on its financial condition or results of operation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     No class of common equity of the Company is either registered or traded publicly and no market exists for it.

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

Item 6. SELECTED FINANCIAL DATA.


               Selected Historical Consolidated Financial Data(1)
                  (Dollars In Thousands, except per share data)

                                                                     Year Ended December 31
                                           -------------------------------------------------------------------------------------
                                             1995             1996            1997               1998               1999
Statement of Operations Data:
Net sales......................            $90,876          $89,464         $116,947           $311,413        $398,027
Gross profit...................             16,966           16,503           19,861             38,906          42,607
Selling, general and
  administrative expenses......              8,301            7,190           10,758             28,923          35,877
Operating income (loss)........              9,019            8,574            8,186              3,589          (2,870)
Other (income) expense.........                120               50             (299)               414          (1,570)
Interest expense, net .........              2,414            2,518            3,405             20,197          35,747
Income (loss) before taxes and
  extraordinary item...........              6,485            6,037            4,645            (17,261)        (37,047)
Provision (benefit) for income
  taxes........................                 --               --               82             (1,963)            683
Extraordinary item(2)..........                 --               --               --              1,971              --
Net income (loss)..............              6,485            6,037            4,563            (17,269)        (37,730)
Loss per share.................                                                                                 (37,730)

Pro Forma Information:
Provision (benefit) for income
  taxes........................             $2,594           $2,415           $2,531            $(3,421)
Income (loss) before extraordinary
  item.........................              3,891            3,622            2,114            (13,840)
Earnings (loss) per share before
  extraordinary item...........              3,891            3,622            2,114            (13,840)

Other Data:
EBITDA(3)                                  $13,317          $12,703          $13,450            $19,329         $23,423
Cash flows from operating
  activities...................              9,709           10,802            5,506             11,584          12,113
Cash flows from investing
  activities...................             (2,553)         (11,592)         (14,215)           (45,756)        (15,122)




Cash flows from financing
  activities...................           (6,972)           1,336            9,595             49,508            (9,606)
Depreciation and amortization..            4,418            4,148            5,404             16,393            24,723
Capital expenditures...........            2,776            1,387            6,562             21,374            17,422
Ratio of earnings to fixed
charges (4) ...................              3.3x             2.9x             2.1x               0.2x              0.0x

Balance Sheet Data:                                                      At December 31
                                            1995             1996             1997               1998             1999
                                            ----             ----             ----               ----             ----
Total assets ..................          $51,287          $53,901          $86,924           $332,200         $299,166
Long-term debt obligations ....           30,466           33,640           47,932            292,457          293,850


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end-markets throughout North America and Europe. The Company's products are sold to a wide range of end-markets, including end-markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices. For the year ended December 31, 1999, the Company had net sales of $398.0 million, EBITDA of $23.4 million and a net loss of $37.7 million, making it one of the largest non-automotive plastic injection molding companies in North America and one of the largest plastic component suppliers in Europe.

         Approximately 43% of the Company's 1999 net sales of molded products was covered by long term purchase and sale contracts which stipulate anticipated volume requirements and pricing terms. The remainder of the Company's sales of molded products was sold on a short-term basis with components ordered by customers to meet their pending production requirements.

         The Company typically charges its customers a fixed price for each component it manufacturers, which component may consist of single or multiple parts. Prices are quoted based on (i) the type of product, (ii) the type of services provided (design, prototyping, molding, and other value-added services), (iii) the complexity of manufacturing processes involved, and (iv) the Company's estimates of part weight, resin costs, machine requirements and parts produced per hour (cycle time). In many cases, the Company purchases the raw materials on behalf of its customers. In such instances, the Company's arrangements with most of its customers provide that price changes in such raw materials are passed through to the customer by changes in the component prices charged by the Company. As customers generally seek price reductions during the product life cycle, the Company's ability to improve operating performance is generally dependent on increasing manufacturing efficiency through improved process control, increased automation, engineering changes to molds and reduced operating and labor expenses.

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

         In 1996, Moll acquired a 69% interest in Reliance Products; a Delaware limited partnership doing business in Canada, which manufacturers a proprietary line of camping equipment and bulk storage containers. Immediately prior to the June 1998 merger, Moll distributed its 69% Class B limited partnership interest in Reliance Products to certain of Moll's limited partners. In August 1997, Moll acquired Hanning, a leading supplier of injection molded plastic components for use in digital photocopiers, with manufacturing facilities located in the United States, the United Kingdom and Germany. In January 1998, Moll acquired Somomeca; a major French supplier of injection molded plastic components and plastic injection molds. In March 1998, Mr. Votis acquired Anchor from affiliates of the Thomas H. Lee Company.

         In June 1998, the Company was formed through the merger of two leading plastic injection molders, Moll and Anchor (the "Merger"), which were each controlled by Mr. Votis. Prior to the Merger, Moll and Anchor were independently operated entities. In the Merger, the owners of Moll PlastiCrafters Limited Partnership ("Moll") contributed their interest in Moll to AMM Holdings in exchange for common shares of AMM Holdings. AMM Holdings contributed these interests in Moll to Holdings and ultimately to Anchor Advanced Products, Inc. ("Anchor"). Moll was merged into Anchor at which time the name of Anchor was changed to Moll Industries, Inc. As the owners of Moll owned a majority of the outstanding shares of AMM Holdings subsequent to the Merger, Moll is considered the accounting acquiror in the Merger; therefore, the consolidated financial statements presented for all periods herein are those of Moll, and exclude those of Anchor prior to June 26, 1998.

         Immediately after the Merger, the Company acquired Gemini Plastic, a specialty medical and telecommunications product plastic molding company with one plant in Florida. In April 1999, the Company acquired three locations of Compression, Inc., which designs products for the industrial and consumer products markets. In May 1999, the Company acquired Souplex, Limited, a telecommunications and consumer products plastic molding and tooling building company with three locations in the United Kingdom.

         The Company's operating results have been lower than expected since the Merger. The disappointing results are primarily attributable to worse than expected performance in the Display, Germany, Medical and Compression divisions, along with charges to sell or close unnecessary facilities. Management has and continues to evaluate all of it operations. These evaluations have to date resulted in the decisions to 1) sell its metal fabrication business in March 1999 to a supplier, 2) sell a non-essential tool building facility in March 1999, 3) close its Round Rock, Texas molding facility, moving production from this facility to existing capacity in other Company facilities and 4) sell its Paderborn, Germany facility, which had incurred significant losses due to declines in volume, in December 1999.

         Management continues to dedicate extensive resources to improve the performance of the Display, Medical and Compression divisions. Changes were made in senior management of each of these divisions during 1999: 1)the Display division was significantly impacted by the delayed introduction of its primary customers' significant new program in early 1999 due to product design and tooling changes. The division continues to be impacted by the design changes that occurred; 2)the Medical division was impacted by the cost structures within its facilities along with financial difficulties of certain of its non-core customers. The Company has dedicated one facility to medical customers, moving production from two other facilities that had been in part serving these customers. The Company continues to address the cost structure within the remaining medical facility. Additionally, relocation of the medical business allowed the Company to focus another facility on the telecom business; 3)the Compression division was purchased out of bankruptcy in April 1999. The cost structure of Compression was not in line with its volume, nor was it focused on its core competencies. The Company implemented a restructuring plan of the Compression division in late 1999 that resulted in a significant reduction in its employment level and the focusing of its activities in design and engineering services.

         Management continues to evaluate its other divisions, including its tool building operations in Europe and the United States, along with certain molding operations as to their future strategic fit within the organization and their projected results of operations. Additional locations/divisions could be sold or closed as management continues the evaluation. Concurrently, expansion could occur in other divisions as the Company continues its growth with strategic customers.

          Certain of the Company's operating data for fiscal years 1997, 1998 and 1999 are set forth below as percentages of net sales:


                                                                        YEAR ENDED DECEMBER 31,
                                                                1997             1998             1999
Net sales                                                      100.0%           100.0%           100.0%
Gross profit                                                    17.0%            12.5%            10.7%
Selling, general and administrative                              9.2%             9.3%             9.0%
Tooling income, net                                             (1.6)%            0.0%             0.0%
Management and consulting fee to related parties                 1.4%             0.4%             0.0%
Loss incurred on closure or sale of facilities                   1.0%             1.6%             2.4%
Operating income (loss)                                          7.0%             1.2%            (0.7)%
Interest expense, net                                            2.9%             6.5%             9.0%
Provision (benefit) for income taxes                             0.1%            (0.6)%            0.2%
Extraordinary item                                               0.0%             0.6%             0.0%
Net income (loss)                                                3.9%            (5.5)%           (9.5)%

FISCAL 1999 VERSUS FISCAL 1998

         NET SALES. Net sales increased by $86.6 million, or 27.8%, to $398.0 million for Fiscal 99 from $311.4 million for Fiscal 98, primarily due to the inclusion of the results of Anchor and Gemini for a full year and the acquisition of Souplex in 1999. On a pro forma basis, sales increased $10.2 million, or 2.7%, due to a $20.3 million increase in sales of the new point-of-purchase display units introduced by Maybelline in 1999 and a $9.1 million increase in sales of appliance components to Whirlpool due to strong consumer demand. These increases were partially offset by a $14.8 million decrease in tooth brush sales as Colgate and Proctor and Gamble used other sources for certain of their products and a $5.6 million decrease due to unfavorable movement in the currency exchange rate.

         GROSS PROFIT. Gross profit increased by $3.7 million, or 9.5%, to $42.6 million for Fiscal 99 from $38.9 million for Fiscal 98, resulting from the acquisitions of Anchor, Gemini and Souplex and the increased sales to Whirlpool. Gross profit as a percentage of sales decreased from 12.5% in 1998 to 10.7% in 1999, and on a pro forma basis, gross profit decreased $4.0 million, or 7.7%. These decreases were due to the sales of the point-of-purchase units being less profitable than the sales of tooth brushes that they replaced. Additionally, the margins related to the Anchor business are lower than historical margins; thus, a full year of these results further dilutes the margin percentage.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $7.0 million, or 24.0%, to $35.9 million for Fiscal 99 from $28.9 million for Fiscal 98 primarily due to the acquisitions of Anchor, Gemini and Souplex. On a pro forma basis, SG&A increased $4.1 million, or 13.8%, due to a charge of $0.8 million for costs related to decreasing employment levels in the German division, expenses to implement management information systems in the European divisions as well as increased professional services, travel and computer costs incurred in connection with the integration of the merged companies.

         MANAGEMENT FEE. Management fee decreased $1.2 million, or 85.7%, to $0.2 million for Fiscal 99 from $1.4 million for Fiscal 98 due to restrictions in the Company's debt agreements.

         OPERATING INCOME (LOSS). Operating income decreased by $6.5 million to a loss of $2.9 million for Fiscal 99 from income of $3.6 million for Fiscal 98 due to a loss of $8.3 million incurred on the disposition of the German division and a $1.1 million charge to restructure the Compression division, in addition to the factors discussed above. In 1998, the Company incurred a $5.0 million charge to close its Lakewood and Round Rock facilities.

         INTEREST EXPENSE, NET. Interest expense, net increased by $15.6 million, or 77.0%, to $35.8 million for Fiscal 99 from $20.2 million for Fiscal 98 due to the issuance of $130 million of Senior Subordinated Notes and $68 million of Senior Discount Notes near the end of the second quarter of 1998 to finance the acquisition of Anchor and Gemini and to refinance existing debt. Additionally, the Company assumed $100 million of debt in the Merger.

         INCOME TAXES. Income taxes increased by $2.7 million to an expense of $0.7 million for Fiscal 99 from a benefit of $2.0 million for Fiscal 98. The Company had deferred tax liabilities in 1998 against which it could recognize a portion of the 1998 tax benefit. No such liabilities were available in 1999. The expense in 1999 was the result of the profitability of certain international divisions.

         NET LOSS. Net loss increased $20.5 million, or 118.5%, to $37.7 million for Fiscal 99 from $17.2 million for Fiscal 98 as a result of the above factors.

FISCAL 1998 VERSUS FISCAL 1997

         NET SALES. Net sales increased by $194.5 million, or 166.4%, to $311.4 million for Fiscal 98 from $116.9 million for Fiscal 97, due to the inclusion of a full year of Hanning and Somomeca results, six months results of Anchor Advanced Products, Inc., and Gemini Plastics, Inc., and offset by the distribution of the Company's limited partnership interest in Reliance Products. Continuing strong volume to Whirlpool in its Fort Smith and Nashville locations favorably impacted the Company's net sales, but was offset by declines in sales to Xerox, Colgate and Compaq. Additionally the Maybelline 99 Display Wall project that was scheduled to begin shipping in the fourth quarter was delayed until the first quarter of 1999.

         GROSS PROFIT. Gross Profit increased by $19.0 million, or 95.9%, to $38.9 million for Fiscal 98 from $19.9 million for Fiscal 97, resulting from the inclusion mentioned above of results for Hanning, Somomeca, Anchor, and Gemini, offset by the distribution of Reliance Products. Such increase was partially offset by operating inefficiencies encountered in the Anchor Display Division caused by the delay in the 99 Display Wall project and the Anchor medical plants in North Carolina and Texas. Additionally, certain of the acquired companies earn lower margins than the Company had historically realized, thereby, diluting the average margin. As a result, gross margin declined to 12.5% in 1998 from 17.0% in 1997.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $18.2 million, or 168.9%, to $28.9 million for Fiscal 98 from $10.8 million for Fiscal 97 due to the inclusion of Hanning, Somomeca, Anchor and Gemini, offset by the distribution of Reliance Products.

         TOOLING INCOME, NET. Tooling Income, net decreased by $1.9 million, or 100%, to $0.0 for Fiscal 98 from $1.9 million for Fiscal 97, resulting from an accounting change for tooling sales and expenses. The method of accounting for tooling revenues and the associated costs was changed beginning January 1998 due to a change in the Company's business. Prior to January 1998, the Company outsourced the majority of its tool building projects under fixed cost contracts and accordingly recognized the excess of revenues over associated costs as Tooling Income, net. Beginning in 1998, with the acquisition of significant tool building operations, the Company began recording tool building revenues as a component of Net Sales and the associated costs as a component of Cost of Sales. If the Company had not changed the method of accounting, Net Sales and Cost of Sales would be $31.5 million and $27.6 million, respectively, lower than reported and Tooling Income, net would have been reported as $4.9 million. The increase is primarily the result of the Somomeca acquisition.

         MANAGEMENT AND CONSULTING FEE TO RELATED PARTIES. Management and Consulting Fee to Related Parties decreased by $.3 million, or 15.5%, to $1.4 million for Fiscal 98 from $1.7 million for Fiscal 97, due to restrictions contained in the Senior and Senior Subordinated Notes.

         LOSS INCURRED ON CLOSURE OF FACILITIES. Loss Incurred on Closure of Facilities increased by $3.8 million, or 324.9%, to $5.0 million for Fiscal 98 from $1.2 million for Fiscal 97. The 1998 loss reflects the Company's decision in the fourth quarter of 1998 to close its Waterbury, Connecticut metal stamping plant and its Round Rock, Texas medical plant, in conjunction with the Company's focus on its core competencies and continuing integration of the merged companies. The 1997 loss reflects the charge to close Moll's El Paso facility.

         OPERATING INCOME. Operating income decreased by $4.6 million, or 56.1%, to $3.6 million for Fiscal 98 from $8.2 million for Fiscal 97 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $16.8 million, or 493.2%, to $20.2 million for Fiscal 98 from $3.4 million for Fiscal 97 due to the issuance of $130 million Senior Subordinated Notes and $68 million of Senior Discount Notes in the second quarter to finance the acquisitions of Anchor and Gemini and to refinance existing debt. Additionally, the Company assumed $100 million of debt in the Merger.

          INCOME TAXES. Income Taxes decreased by $2.1 million to a benefit of $2.0 million for Fiscal 98 from a provision of $0.1 million for Fiscal 97. Prior to the Merger, the Company was a partnership for U.S. tax purposes and, accordingly, did not reflect income tax expense in its financial statements.

          EXTRAORDINARY ITEM. Extraordinary Item of $2.0 million for Fiscal 98 represents a loss on early retirement of bank debt due to the write-off of the remaining deferred debt issue costs.

         NET INCOME. Net income decreased $21.8 million, or 478.5%, to $17.2 million loss for Fiscal 98 from $4.6 million income for Fiscal 97 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements consist primarily of working capital needs, capital expenditures, required payments of principal and interest on any borrowings under the Bank of America Credit Facility, required payments of principal and interest on the European debt, required payments of interest on the Senior and Senior Subordinated Notes and principal at maturity. Interest payments do not begin on the Senior Discount Notes until 2003.

         The Company has a $50 million Credit Facility with the Bank of America. Restrictions in the Senior Note Agreement limit the current availability under the Credit Facility to $15 million. The Credit Facility contains certain financial covenants with which the Company was not in compliance as of December 31, 1999. On March 31, 2000, the Company received an amendment to the line of credit which amended the financial covenants and cured the noncompliance which existed at December 31, 1999. The Company is dependent upon availability under the line of credit to meet certain working capital needs during 2000. Management's projections and related operating plans indicate the Company can remain in compliance with the new financial covenants and meet its expected obligations throughout 2000. However, as with all projections, it is not certain management's projections will be achieved. There was no balance outstanding under the Credit Facility as of December 31, 1999.

         The Company has no significant principal payments due in 2000. Interest payments are expected to total approximately $28.5 million. The Company expects capital expenditures to approximate $12 million in 2000. The capital expenditures are associated with expansion of capacity to meet the needs of certain key customers along with normal replacement of existing equipment. The capital expenditures are expected to be financed with cash from operations, supplemented with leasing arrangements and the Bank of America Credit Facility.

         The Company's cash from operations increased by $0.5 million to $12.1 million for fiscal 99 from $11.6 million for fiscal 98. Financing activities required the use of $9.6 million associated with principal payments of debt in the normal course of business. The Company spent $17.4 million to make purchases of property, plant and equipment, including a replacement facility in Gloucester, United Kingdom.

         The Company's cash from operations grew by $6.1 million to $11.6 million from Fiscal 98 from $5.5 million for Fiscal 97. Cash flows from financing activities for AMM Holdings included $225.3 million proceeds from issuance of long term obligations. Proceeds from the issuance of long-term debt was used to extinguish existing bank debt, to purchase Anchor, to purchase the assets of Gemini and to pay a distribution to the stockholders of AMM Holdings. The Company spent $21.4 million to make purchases of property, plant and equipment, including a new plant in Rochester.

         The Company believes that cash flows from operating activities, along with funds available under the Credit Facility and other alternative financing options, will be adequate to meet debt service obligations, working capital needs and planned capital expenditures for the next fiscal year.

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

     The Company derived approximately 32% of its 1999 net sales from its operations in Europe. The Company prices its products and incurs operating expenses in Europe in the currency of the country in which the product is manufactured and sold and, in the United States, in United States dollars. To the extent that costs and prices are in the currency of the country in which the products are manufactured and sold, the costs and prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AMM Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of AMM HOLDINGS, INC. (the accounting successor to Moll PlastiCrafters Limited Partnership and a Delaware corporation) AND SUBSIDIARY as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income (loss), deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMM Holdings, Inc. and Subsidiary as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States .

                                                         /s/ ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 31,2000

                       AMM HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                           1998           1999
                                                                           ----           ----
                                     ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents....................................        $ 14,396       $  1,350
    Short-term investments.......................................           3,763             --
    Accounts receivable, net of reserves for doubtful accounts of
       $1,214 and $2,194, respectively...........................          70,872         65,212
    Inventories, net.............................................          38,926         35,452
    Deposits on tooling..........................................          11,051         13,043
    Property, plant and equipment held for sale..................           1,429             --
    Other current assets.........................................           1,812          2,291
                                                                         --------       --------
            Total current assets.................................         142,249        117,348
                                                                         --------       --------
  PROPERTY, PLANT AND EQUIPMENT:
    Land.........................................................           3,876          3,142
    Buildings....................................................          39,100         40,552
    Machinery and equipment......................................         114,737        118,374
    Less: accumulated depreciation...............................         (26,814)       (39,281)
                                                                         --------       --------
       Property, plant and equipment, net........................         130,899        122,787
                                                                         --------       --------
  GOODWILL, NET..................................................          40,874         42,562
                                                                         --------       --------
  INTANGIBLE AND OTHER ASSETS, NET...............................          18,178         16,469
                                                                         --------       --------
            Total assets.........................................        $332,200       $299,166
                                                                         ========       ========

                             LIABILITIES AND DEFICIT
  CURRENT LIABILITIES:
    Current portion of long-term obligations.....................        $  4,390       $  2,853
    Current portion of capital lease obligations.................           3,838          2,066
    Short-term borrowings........................................           1,710          1,965
    Accounts payable.............................................          37,037         42,191
    Accrued interest.............................................          10,102          9,987
    Accrued liabilities..........................................          17,168         22,294
    Deferred income taxes........................................             450             --
    Deferred tooling revenue.....................................           9,083         10,586
                                                                         --------       --------
            Total current liabilities............................          83,778         91,942
                                                                         --------       --------
  LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION..................         276,983        282,488
                                                                         --------       --------
  CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION..............           7,246          6,443
                                                                         --------       --------
  DEFERRED INCOME TAXES..........................................           5,295          4,866
                                                                         --------       --------
  OTHER NON-CURRENT LIABILITIES..................................           7,898          7,529
                                                                         --------       --------
  COMMITMENTS AND CONTINGENCIES..................................              --             --
                                                                         --------       --------
  DEFICIT:
    Common stock ($.01 par value, 3 shares authorized, 1
       shares issued and outstanding)............................              --             --
    Additional paid in capital...................................             387            387
    Accumulated deficit..........................................         (52,409)       (90,139)
    Accumulated other comprehensive income (loss)................           3,022         (4,350)
                                                                         --------       --------
            Total deficit........................................         (49,000)       (94,102)
                                                                         --------       --------
            Total liabilities and deficit........................        $332,200       $299,166
                                                                         ========       ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                             1997           1998           1999
                                                                             ----           ----           ----
  NET SALES........................................................        $116,947       $311,413       $398,027
  COST OF SALES....................................................          97,086        272,507        355,420
                                                                           --------       --------       --------
    Gross profit...................................................          19,861         38,906         42,607
  SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES....................................................          10,758         28,923         35,877
  TOOLING INCOME, NET..............................................          (1,912)            --             --
  MANAGEMENT AND CONSULTING FEE TO RELATED
       PARTIES.....................................................           1,653          1,397            200
  LOSS INCURRED ON CLOSURE OR SALE OF FACILITIES...................           1,176          4,997          9,400
                                                                           --------       --------       --------
    Operating income (loss)........................................           8,186          3,589         (2,870)
  INTEREST EXPENSE, NET............................................           3,405         20,197         35,747
  OTHER (INCOME) EXPENSE...........................................            (299)           414         (1,570)
  MINORITY INTEREST IN INCOME OF SUBSIDIARY........................             435            239             --
                                                                           --------       --------       --------
  INCOME (LOSS) BEFORE TAXES AND
       EXTRAORDINARY ITEM..........................................           4,645        (17,261)       (37,047)

  PROVISION (BENEFIT) FOR INCOME TAXES                                           82         (1,963)           683
                                                                           --------       --------       --------

  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                     4,563        (15,298)       (37,730)
    Extraordinary Item - Loss on extinguishment of debt............              --          1,971             --
                                                                           --------       --------       --------
  NET INCOME (LOSS)................................................        $  4,563       $(17,269)      $(37,730)
                                                                           ========       ========       ========
    Loss per share.................................................                                      $(37,730)
                                                                                                         ========
    Weighted average number of shares outstanding..................                                             1
                                                                                                         ========

  PRO FORMA INFORMATION (UNAUDITED)

    Provision (benefit) for income taxes...........................        $  2,531       $ (3,421)
                                                                           ========       ========
    Net income (loss) before extraordinary item....................        $  2,114       $(13,840)
                                                                           ========       ========
    Earnings (loss) per share......................................        $  2,114       $(13,840)
                                                                           ========       ========
    Weighted average number of shares outstanding..................               1              1
                                                                           ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMM HOLDINGS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                                                                YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                           1997          1998          1999
                                                                           ----          ----          ----
NET INCOME (LOSS)...............................................          $4,563       $(17,269)     $(37,730)
OTHER COMPREHENSIVE (LOSS):
  Deferred pension cost (loss)..................................              --           (135)          (77)
  Foreign currency translation adjustment.......................               2          3,676        (7,295)
                                                                          ------       --------      --------
COMPREHENSIVE INCOME (LOSS).....................................          $4,565       $(13,728)     $(45,102)
                                                                          ======       ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMM HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF DEFICIT
                                 (IN THOUSANDS)


                                                                                          ACCUMULATED
                                                                                             OTHER
                                                             ADDITIONAL                  COMPREHENSIVE
                                      PARTNERS'    COMMON     PAID-IN    ACCUMULATED        INCOME
                                       EQUITY      STOCK      CAPITAL      DEFICIT           (LOSS)       TOTAL
                                       ------      -----      -------      -------          ------        -----
 BALANCE, DECEMBER 31, 1996.......    $ 6,416      $ --       $   --     $     --          $    --      $  6,416
   Net income.....................      4,563        --           --           --               --         4,563
   Distributions to partners......     (5,018)       --           --           --               --        (5,018)
   Change in other comprehensive
      income (loss)...............         --        --           --           --                2             2
                                      -------      ----       ------     --------          -------      --------
BALANCE, DECEMBER 31, 1997........      5,961        --           --           --                2         5,963
   Net income prior to Merger ....      1,818        --           --           --               --         1,818
   Distributions to partners......     (7,392)       --           --      (33,322)              --       (40,714)
   Change in corporate
      structure associated with
      Merger......................       (387)       --          387           --             (521)         (521)
   Net loss subsequent to Merger..         --        --           --      (19,087)              --       (19,087)
   Change in other comprehensive
      income (loss)...............         --        --           --           --            3,541         3,541
                                      -------      ----       ------     --------          -------      --------
 BALANCE, DECEMBER 31, 1998.......         --        --          387      (52,409)           3,022       (49,000)
   Net loss.......................         --        --           --      (37,730)              --       (37,730)
   Change in other comprehensive
      income (loss)...............         --        --           --           --           (7,372)       (7,372)
                                      -------      ----       ------     --------          -------      --------
 BALANCE,  DECEMBER 31, 1999......    $    --      $ --         $387     $(90,139)         $(4,350)     $(94,102)
                                      =======      ====       ======     ========          =======      ========


       The accompanying notes are an integral part of these consolidated financial statements.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                 1997           1998           1999
                                                                 ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................       $  4,563       $(17,269)      $(37,730)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities..............
    Extraordinary loss.................................             --          1,971             --
    Depreciation and amortization......................          5,400         16,393         24,723
    (Gain) loss on disposal of fixed assets............            (36)            70            220
    Accrued loss on closure of facilities..............          1,061          4,997          9,400
    Accretion on Senior Discount Notes.................             --          2,391          5,279
    Deferred income taxes..............................             10         (2,287)          (155)
    Minority interest in subsidiary income ............            435            239             --
    Changes in assets and liabilities, net of assets
      purchased and liabilities assumed:
      Accounts receivable..............................         (8,347)         3,091          4,683
      Receivable from affiliates.......................            (74)            --             --
      Inventories......................................            527          4,161            597
      Other current assets.............................            180         (1,747)          (923)
      Deposits on tooling..............................          1,095          1,047         (2,423)
      Other assets.....................................           (359)           206          1,118
      Accounts payable.................................          3,303         (2,696)         8,804
      Accrued liabilities..............................             85          1,602         (2,593)
      Deferred tooling revenue.........................         (2,337)          (123)         1,657
      Other liabilities................................            --            (462)          (544)
                                                              --------       --------        -------
         Total adjustments.............................            944         28,853         49,843
                                                              --------       --------        -------
      Net cash provided by operating activities........          5,506         11,584         12,113
                                                              --------       --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................         (6,562)       (21,374)       (17,422)
  Proceeds on disposal of fixed assets.................            268          2,049          6,369
  Short-term investments...............................             --         (3,763)         3,763
  Due from Lawson Mardon Packaging, Inc................            111             --             --
  Purchase of Hanning..................................         (7,182)            --             --
  Purchase of Somomeca, net of cash received...........           (850)       (12,714)            --
  Purchase of Gemini...................................             --         (9,954)            --
  Purchase of Compression..............................             --             --         (1,287)
  Purchase of Souplex, net of cash received............             --             --         (6,545)
                                                              --------       --------        -------
      Net cash used in investing activities............        (14,215)       (45,756)       (15,122)
                                                              --------       --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving loan
    facilities.........................................         10,171        (28,931)        (2,162)
  Proceeds from issuance of long-term obligations......         12,513        225,322            915
  Principal payments on long-term obligations..........         (7,168)       (98,388)        (8,359)
  Distributions to partners............................         (5,018)       (37,575)            --
  Financing costs......................................           (843)        (9,734)            --
  Distributions to minority partners of Reliance.......            (61)        (1,186)            --
                                                              --------       --------        -------
      Net cash provided by (used in) financing
        activities.....................................       $  9,594      $  49,508      $ (9,606)
                                                              --------       --------        -------


                                  (continued)

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)


                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                              1997           1998           1999
                                                              ----           ----           ----
EFFECT OF EXCHANGE RATE CHANGES IN
  CASH.................................................      $  (34)       $(2,669)      $   (431)
                                                             ------        -------       --------
NET CHANGE IN CASH.....................................         851         12,667        (13,046)
BALANCE AT BEGINNING OF PERIOD.........................         878          1,729         14,396
                                                             ------        -------       --------
BALANCE AT END OF PERIOD...............................      $1,729        $14,396       $  1,350
                                                             ======        =======       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest...............................      $3,414        $16,261       $ 26,881
                                                             ======        =======       ========
  Cash paid for income taxes...........................      $   21        $(1,314)      $    789
                                                             ======        =======       ========


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

     The Company acquired Anchor Advanced Products through an exchange of stock.
       See Note 2.

     The Company acquired certain fixed assets from the previous owners of Gemini Plastic Services, Inc. by the assumption of $2,738 of debt.

During 1999:

    The Company acquired $2,140 of equipment through capital leases.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AMM HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)

1.  ORGANIZATION

    AMM Holdings, Inc. ("AMM Holdings", a wholly-owned subsidiary of AMM Holdings, LLC) was incorporated March 3, 1998, under the laws of the State of Delaware. AMM Holdings owns Anchor Holdings, Inc. ("Holdings"). Holdings owns Moll Industries, Inc. (the "Company") through which, including the Company's subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout
North America and Europe. Neither AMM Holdings nor Holdings have any operations or investments other than their investment in the Company. The Company's products are sold to a wide range of markets, including consumer products, telecommunications/business equipment, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France, Mexico and the United Kingdom.

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

    Moll utilized purchase accounting to account for the Merger; accordingly, the assets and liabilities of AMM Holdings acquired in the Merger have been adjusted to their estimated fair values with a deminimus amount allocated to equity. A summary of the allocated values follows:

                Current assets........................      $  41,574
                Property, plant and equipment.........         56,122
                Goodwill..............................         29,004
                Other assets..........................          7,648
                Current liabilities...................        (18,492)
                Notes payable.........................       (100,000)
                Other non-current liabilities.........        (15,856)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The historical consolidated financial statements, through the date of the Merger, include the accounts of Moll, as it is the accounting acquiror in the Merger discussed in Note 2, and its subsidiaries. All significant results of operations of companies acquired utilizing the purchase method of accounting (see Note 4) have been included in the consolidated financial statements since the effective dates of the respective acquisition (the Hanning Companies--August 8, 1997, Somomeca Industries, Inc.--January 8, 1998, Anchor--June 26, 1998, Gemini Plastic Services, Inc.--June 26, 1998, Compression, Inc.--April 16, 1999 and Souplex, Limited--May 26, 1999). The results of Reliance Products, L.P. have been excluded from these consolidated financial statements since June 26, 1998 (see Note 5). All significant intercompany balances have been eliminated in consolidation.

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

    Prior to 1998, the Company outsourced the majority of its tool building projects under fixed cost contracts and accordingly; recognized the excess of revenues over associated costs as Tooling Income, net in the accompanying consolidated statements of operations. Beginning in 1998, with the acquisition of significant tool building operations, the Company began recording tool building revenues as a component of Net Sales and tool building costs as Cost of Sales. Tool building revenues and costs in 1998 were $31,525 and $28,988, respectively, and in 1999 were $46,377 and $45,248, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is valued at cost or estimated fair value at time of acquisition. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the assets, which are as follows:

                                                          YEARS
                                                          -----
            Buildings ............................           25
            Machinery and equipment...............         3-10
            Furniture and fixtures................           10
            Computer hardware and software........         3-10
            Automobiles...........................            3

    Expenditures for maintenance and repairs are generally charged to expense as incurred, whereas expenditures for improvements and replacements are capitalized.

    The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

GOODWILL AND INTANGIBLE ASSETS

    The excess of purchase price over the fair value of identifiable assets acquired ("goodwill") is being amortized using the straight-line method over 10 to 20 years.

    Loan costs are amortized over the term of the related loan using the effective interest rate method. Covenants not to compete are amortized over the life of the agreements using the straight-line method.

    Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets might warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the acquired operation's undiscounted future cash flows before interest costs over the remaining life of the asset in measuring whether the asset is recoverable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company estimates the fair value of financial instruments using quoted or estimated market prices based upon the current interest rate environment and the remaining term to maturity. At December 31, 1998, there were no material differences in the book values of the Company's financial instruments and their related fair values. At December 31, 1999, the fair value of the Company's long-term debt, which has a carrying amount of $293,850 was approximately $147,000.

INCOME TAXES

    Effective June 26, 1998, the Company became a taxable entity. Prior to June 26, 1998, the Company was a partnership; accordingly, the earnings of the Company, including the earnings of foreign subsidiaries attributable to the Company for United States tax purposes, were included in the tax returns of the partners. Therefore, the consolidated financial statements prior to June 26, 1998 contain no provision for federal or state income taxes related to those earnings.

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

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of the Company's foreign subsidiaries are translated to U.S. dollars at current exchange rates, while revenues and expenses are translated at the average exchange rate prevailing during the period. Translation adjustments are recorded as a component of comprehensive income (loss).

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

ACCRUED CLAIMS AND LITIGATION

    The Company is partially self-insured for claims arising from workers' compensation and employee health benefits. Excess insurance coverage is maintained for per-incident and cumulative liability losses for these risks in amounts management considers adequate. Amounts are accrued currently for the estimated cost of claims incurred, including related expenses. Management considers the accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate that changes are necessary.

WARRANTY

    Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

LONG-LIVED ASSETS

    When factors are present which indicate the cost of long-lived assets may not be recovered, the Company evaluates the realizability of such assets, based upon the estimated undiscounted future cash flows before interest costs generated by the asset.

EARNINGS (LOSS) PER SHARE

    Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" establishes standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to other dilutive securities. The Company has no other dilutive securities outstanding.

    Pro forma earnings (loss) per share for 1997 and 1998 have been computed on a basis assuming the number of common shares outstanding subsequent to the Merger were outstanding for the periods presented. There are no potentially dilutive securities currently outstanding.

COMPREHENSIVE INCOME

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

SEGMENT REPORTING

    In January 1998, the Company adopted the provisions of Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which established standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company manages its business as one industry segment, but does present information by geographic area (see Note
16).

PENSION PLANS

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

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that derivatives and hedges be valued at their fair value and establishes standards for the recognition of changes in fair value. Adoption of SFAS 133 is required in 2001 and is expected to have no material impact on the Company's reporting and disclosure requirements.

RECLASSIFICATIONS

     Certain reclassifications have been made in the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.

4.  ACQUISITIONS

HANNING

    Effective August 8, 1997, Moll acquired a group of companies that had previously been under common ownership ("Hanning"). The companies acquired, the type of acquisition and the country of operations are as follows:


                                                              TYPE OF        COUNTRY OF
      COMPANY                                               ACQUISITION      OPERATIONS
      -------                                             ----------------  -------------
      Hanning Corporation............................     Assets            United States
      Hanning-Kunststoffe Beteilingungs-GmbH.........     Stock             Germany
      Hanning-Kunststoffe GmbH & Co..................     Partnership       Germany
                                                          Interest
      Hanning Plastics, Ltd..........................     Assets            United Kingdom
      Hanning Property Associates....................     Assets            United States
      PB Hanning GmbH & Co...........................     Stock             Germany
      PB Hanning GmbH & Co. Handelsgesellschaft......     Partnership       Germany
                                                          Interest


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

    The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired (net of $1,800 of assets which were distributed to partners of Moll) and liabilities assumed as follows:

             Current assets..........................        $ 16,476
             Property, plant and equipment...........          11,180
             Other assets............................              21
             Current liabilities.....................         (15,149)
             Noncurrent liabilities..................          (3,846)
                                                             --------
                                                             $  8,682
                                                             ========

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

            Current assets.........................       $  37,397
            Property, plant and equipment..........          35,336
            Goodwill...............................           6,077
            Other assets...........................           1,461
            Current liabilities....................         (46,030)
            Non-current liabilities................         (17,288)
                                                           --------
                                                           $ 16,953
                                                           ========

GEMINI

    Effective June 26, 1998, the Company acquired the stock of Gemini Plastic Services, Inc. ("Gemini") for cash of $10,186. The acquisition has been accounted for using the purchase method with the purchase price allocated based on the fair values of the assets purchased and liabilities assumed, as follows:

                  Current assets.........................   $  4,384
                  Property, plant and equipment..........      4,571
                  Goodwill...............................      6,822
                  Other assets...........................         23
                  Current liabilities....................     (2,963)
                  Non-current liabilities................     (2,651)
                                                            --------
                                                            $ 10,186
                                                            ========

COMPRESSION

    Effective April 16, 1999, the Company acquired the assets of two locations of Compression, Inc. and the stock of its subsidiary, Percept Industrial Design, Inc. ("Compression") for net cash of $1,287, including expenses to complete the transaction. The acquisition has been accounted for using the purchase method of accounting with the purchase price tentatively allocated based on the estimated fair values of the assets purchased and liabilities assumed, as follows:

                  Current assets.........................   $    718
                  Goodwill...............................      1,343
                  Current liabilities....................       (774)
                                                            --------
                                                            $  1,287
                                                            ========

SOUPLEX

    Effective May 26, 1999, the Company acquired the stock of Souplex, Limited ("Souplex") for cash of $6,545, including expenses to complete the transaction. The acquisition has been accounted for using the purchase method of accounting with the purchase price tentatively allocated based on the estimated fair value of the assets purchased and liabilities assumed, as follows:

               Current assets.........................   $  7,454
               Property, plant and equipment..........      6,885
               Goodwill...............................      2,959
               Current liabilities....................     (7,307)
               Non-current liabilities................     (3,446)
                                                         --------
                                                         $  6,545
                                                         ========


    An evaluation of the assets acquired and liabilities assumed in the Compression and Souplex acquisitions is in process. Upon completion of the evaluation, net additions or reductions, if any, in the fair values currently assigned will result in a corresponding change in goodwill.

    The results of operations of Hanning, Somomeca, Gemini, Compression and Souplex have been included in the consolidated financial statements since the effective date of each acquisition. See Note 20 for unaudited pro forma information.

5.  DISPOSITIONS

RELIANCE PRODUCTS, LP

    Effective immediately prior to the Merger discussed in Note 2, Moll distributed its interest in Reliance Products, L.P. ("Reliance") to its owners. The total amount of such distribution was $3,135.

    Reliance was a limited partnership based in Canada in which Moll had purchased a 69% limited partnership interest effective December 12, 1996.
The Company included the operating results of Reliance in its consolidated financial statements through June 26, 1998. The earnings attributable to the minority partners are included in the consolidated statements of operations of the Company as minority interest in income (loss) of subsidiary.

MOLL INDUSTRIES GERMANY GMBH

    Effective December 31, 1999, the Company disposed of its interest in Moll Industries Germany GmbH ("Germany"). Pursuant to the agreement to sell Germany, the Company agreed to provide a fixed amount of future financial support to the buyer, pay 75% of the amount by which accounts payable exceeded accounts receivable upon the date of closing and pay the lease payments for the manufacturing facility for two years following the sale. As of December 31, 1999, the Company had accrued the maximum liability under the agreement of $6,374, and recognized a total loss on the disposition of $8,261; however, upon the occurrence of certain events, the Company will not be required to make the maximum payments required per the agreement. The loss is included in "Loss Incurred on Closure or Sale of Facilities" in the accompanying consolidated statements of operations. The payment of future lease payments of $1,731 is due to an entity owned by the majority owner of Holdings. In February, 2000, the new owner declared the purchased operation insolvent, which forced the managing director to file for bankruptcy in Germany. Holdings' majority owner was still legally considered the managing director. Based on guidance from legal counsel, management believes the amounts accrued in connection with the sale represent the Company's maximum liability related to this matter. However, the ultimate resolution is currently unknown.

    See Note 20 for unaudited pro forma information.



6.  INVENTORIES

    Inventories of the Company at December 31, 1998 and 1999 consist of the following:

                                                                       1998       1999
                                                                   ----------  ------------
                 Raw materials..................................   $   21,959  $     22,435
                 Work-in-progress...............................        5,918         3,749
                 Finished goods.................................       14,095        12,039
                 Less: reserve for excess and obsolete inventory       (3,046)       (2,771)
                                                                   ----------  ------------
                                                                   $   38,926  $     35,452
                                                                   ==========  ============


7.  INTANGIBLE AND OTHER ASSETS

    Intangible and other assets of the Company at December 31, 1998 and 1999 consist of the following:

                                                                      1998          1999
                                                                   ----------  ------------
                 Loan and bond costs............................   $   12,367  $     13,188
                 Cash surrender value of life insurance.........        3,318         3,405
                 Pension asset..................................          952           882
                 Covenants not to compete.......................          994            --
                 Other..........................................        2,425         1,712
                                                                   ----------  ------------
                                                                       20,056        19,187
                   Less: accumulated amortization...............       (1,878)       (2,718)
                                                                   ----------  ------------
                                                                   $   18,178  $     16,469
                                                                   ==========  ============

8.  BORROWINGS

    The Company maintains a $50 million bank line of credit secured by receivables and inventory which is used for working capital purposes. However, borrowings under this line of credit are limited to $15 million due to restrictions under the Notes described below. At December 31,1999 there were no borrowings outstanding and the Company was out of compliance with certain restrictive financial covenants under the line of credit. On March 31, 2000, the Company received an amendment to the line of credit which amended the financial covenants and cured the noncompliance which existed at December 31, 1999. The Company is dependent upon availability under the line of credit to meet certain working capital needs during 2000. Management's projections and related operating plans indicate the Company can remain in compliance with the new financial covenants and meet its expected obligations throughout 2000. However, as with all projections, it is not certain management's projections will be achieved. Management is also pursing other alternative financing options to supplement the line of credit, including factoring certain amounts of accounts receivable.

    Long-term obligations of the Company at December 31, 1998 and 1999 consist of the following:

                                                                                 1998         1999
                                                                             ----------    ----------
     Senior notes payable.  Interest of 11.75% is payable semi-annually
       on April 1 and October 1.  The notes mature on April 1, 2004....      $  100,000    $  100,000

     Senior subordinated notes payable.  Interest of 10.50% is payable semi-annually on January 1 and July 1.  The notes mature on
       July 1, 2008....................................................         130,000       130,000

     Senior discount notes payable ("Senior Discount Notes"). Interest of 13.5% accretes, compounded semi-annually, until June 30,
       2003, at which time the balance will be $68,000. Following
       June 30, 2003, interest is payable semi-annually on January 1
       and July 1. The notes mature on July 1, 2009....................           37,713        42,992

     Mortgage payable in monthly installments of $9.  The mortgage
       expires in May 2012.  Interest is payable at 8.45%..............           2,728         2,626

     Mortgage payable in monthly installments of $9.  The mortgage
       expires in December  2012. Interest is payable at 8.40%.........           2,800         2,699

     Other.............................................................           8,132         7,024
                                                                             ----------    ----------
                                                                                281,373       285,341
       Less current portion............................................          (4,390)       (2,853)
                                                                             ----------    ----------
                                                                             $  276,983    $  282,488
                                                                             ==========    ==========

    The amounts of long-term obligations to be repaid for the years following December 31, 1999 are as follows:

                     2000...........................     $      2,853
                     2001...........................            1,995
                     2002...........................            1,088
                     2003...........................              778
                     2004...........................          100,612
                     Thereafter.....................          178,015
                                                         ------------
                                                         $    285,341
                                                         ============

    The Senior, Senior Subordinated Notes and Senior Discount Notes (the "Notes") contain restrictions on the payment of dividends and distributions, transactions with affiliated parties and purchase and sale of fixed assets, among others, all of which the Company was in compliance with as of December 31, 1999. Additionally, the Notes contain certain cross-default provisions under which the Company would be in default of the Notes if it is in default of other debt agreements with a balance outstanding of greater than $5,000, and the default results in an acceleration of payments. There were no such defaults as of December 31, 1999. The Senior Notes and Senior Subordinated Notes were issued by the Company. The Senior Notes are guaranteed by Holdings and all significant subsidiaries of the Company (see Note 17). The Senior Subordinated Notes are not guaranteed. The Senior Discount Notes were issued by AMM Holdings whose only asset is its investment in Holdings. However, neither Holdings, the Company nor any other party has guaranteed the Senior Discount Notes.

DEBT REFINANCINGS

    On January 8, 1998, Moll entered into a credit agreement ("Credit Agreement") with a group of lenders ("Lenders"), in which the Lenders agreed to loan the Company $60,000 in term debt (under two equal tranches) and make available a revolving credit facility of up to $10,000, based on the level of eligible accounts receivable and inventory.

    On June 26, 1998, the Company issued $130,000 of 10.5% Senior
Subordinated Notes (the "Senior Subordinated Notes"). The proceeds of the Senior Subordinated Notes were used to repay the borrowings under the Credit Agreement discussed above, finance the acquisitions of Anchor and Gemini and general corporate purposes.

    Moll had deferred financing costs of $671 at December 31, 1997 related to the bank debt refinanced on January 8, 1998 and $1,300 related to the Credit Agreement, both of which were expensed as an extraordinary item in 1998 in connection with the related refinancings.

9.  LEASE COMMITMENTS

    The aggregate future minimum fixed lease obligations for the Company as of December 31, 1999 are as follows:

                                                                   CAPITAL       OPERATING
                                                                    LEASES         LEASES
                                                                  ----------   ------------
              2000.......................................           $ 2,813    $     5,856
              2001.......................................             2,357          3,605
              2002.......................................             1,887          2,826
              2003.......................................             1,462          2,193
              2004.......................................             1,114          1,352
              Thereafter.................................             1,012          1,616
                                                                  ----------   -----------
              Total minimum lease payments...............            10,645    $    17,448
                                                                               ===========
              Less amounts representing interest.........            (2,136)
                                                                  ----------
              Present value of minimum capital lease
              payments...................................           $ 8,509
                                                                  ==========


    Total rent expense for the Company's operating leases was approximately $2,835, $3,923 and $5,579 for 1997, 1998 and 1999, respectively.

LEASE RENEGOTIATION

    On June 15, 1997, Moll renegotiated an agreement for the lease of equipment. The terms of the original agreement required the lease to be accounted for as a capital lease; however, the terms of the new agreement resulted in the lease being accounted for as an operating lease. At the date of the renegotiation, the difference between the net book value of the assets and the related debt under the capital lease, $1,298, was recorded as a deferred gain which is being amortized over the term of the operating lease. An unamortized balance of $532 is included in other non-current liabilities in the accompanying consolidated balance sheets at December 31, 1999.

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

    The Company also assumed in the Merger a supplemental retirement plan for certain executives of Anchor and the related life insurance policies to fund the liability under the plan. The Company intends to fund the plan through the Company-owned life insurance policies, which have a cash surrender value of $3,405 at December 31, 1999; however, the life insurance policies are not considered plan assets for accounting purposes. The supplemental retirement plan was amended effective December 31, 1998 to freeze benefits to those earned as of December 31, 1998.

    Foreign executives and employees are covered by fully funded programs as legally required

    The following tables set forth the funded status of the pension and supplemental plans as of December 31, 1998 and 1999.


                                                                    PENSION BENEFITS                  SUPPLEMENTAL RETIREMENT PLAN
                                                              ----------------------------            ----------------------------
                                                                     1998             1999                   1998           1999
              Change in Benefit Obligation:
                  Benefit obligation at beginning of year..    $       --           $    4,672         $       --       $  4,243
                  Acquisition..............................         4,612                   --              4,061             --
                  Service cost.............................            --                   --                 --             --
                  Interest cost............................           189                  313                182            566
                  Plan participants' contributions.........            --                   --                 --             --
                  Amendments...............................            --                   --                 --             --
                  Actuarial gain (loss)....................           (62)                 363                 --             --
                  Benefits paid............................           (67)                 (83)                --           (352)
                  Other....................................            --                 (227)                --             --
                                                               ----------           ----------         ----------       --------
                  Benefit obligation at end of year........    $    4,672           $    5,038         $    4,243       $  4,457
                                                               ==========           ==========         ==========       ========

              Change in Plan Assets:
                  Fair value of plan assets at beginning of
                  year.....................................    $       --           $    4,764         $       --       $     --
                  Acquisition..............................         4,421
                  Actual return on plan assets.............           229                  260                 --             --
                  Employer contribution....................           181                   --                 --             --
                  Plan participants' contributions.........            --                   --                 --             --
                  Benefits paid............................           (67)                 (83)                --             --
                  Other....................................            --                 (226)                --             --
                                                               ----------           ----------         ----------       --------
                  Fair value of plan assets at end of year.    $    4,764           $    4,715         $       --       $     --
                                                               ==========           ==========         ==========       ========

              Funded status................................    $       92           $     (323)        $   (4,243)      $ (4,457)
              Unrecognized net actuarial loss..............           458                  733                 --             --
              Unrecognized prior service cost..............            --                   --                 --             --
                                                               ----------           ----------         ----------       --------
              Net amount recognized........................    $      550           $      410         $   (4,243)      $ (4,457)
                                                               ==========           ==========         ==========       ========

              Amounts Recognized in the Consolidated
                  Balance Sheets Consist of:
                  Prepaid benefit cost.....................    $      952           $      882         $       --       $     --
                  Accrued benefit liability................        (1,058)              (1,205)            (4,243)        (4,457)
                  Accumulated other comprehensive
                      income...............................           656                  733                 --             --
                                                               ----------           ----------         ----------       --------
              Net amount recognized........................    $      550           $      410         $   (4,243)      $ (4,457)
                                                               ==========           ==========         ==========       =========

              Weighted-Average Assumptions:
                  Discount rate............................          6.75%                6.50%              6.75%          6.75%
                                                               ==========           ==========         ==========       =========
                  Expected return on plan assets...........          8.00%                8.00%               N/A            N/A
                                                               ==========           ==========         ==========       =========
                  Rate of compensation increase............           N/A                  N/A                N/A            N/A
                                                               ==========           ==========         ==========       =========


              Components of Net Periodic Benefit Cost:
                  Service cost............................     $       --           $       --        $      --         $     --
                  Interest cost............................           189                  313              182              566
                  Recognition of net actuarial gain (loss).           (62)                  49               --               --
                  Expected return on plan assets...........           (23)                (379)              --               --
                  Other....................................           --                    87               --               --
                                                               -----------          ------------     ------------       ---------
                  Net periodic benefit cost................    $      104           $       70       $      182         $    566
                                                               ===========          ============     ============       =========


    Additionally, the Company maintains profit-sharing plans covering substantially all domestic employees meeting the service requirements defined in the plans. Under the provisions of the plans, employees may contribute from 2% to 15% of their wages. The Company may make matching contributions equal to a discretionary percentage, to be determined by the Company. Matching contributions are subject to certain vesting requirements. The Company expensed approximately $233, $544 and $627 related to the plans in 1997, 1998 and 1999, respectively.

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

    The components of income tax expense (benefit) are as follows:

                                                     1997          1998          1999
                                                  -----------  -------------  ------------
              Current:
                Federal...................        $        --  $         --   $        --
                State.....................                 --            --            --
                Foreign...................                 72           324           838
                                                  -----------  -------------  ------------
                                                           72           324           838
                                                  -----------  -------------  ------------
              Deferred:
                Federal...................                 --        (1,306)           --
                State.....................                 --          (245)           --
                Foreign...................                 10          (736)         (155)
                                                  -----------  -------------  ------------
                                                           10        (2,287)         (155)
                                                  -----------  -------------  ------------

              Income tax expense (benefit)        $        82  $     (1,963)   $      683
                                                  ===========  =============  ============


     The components of AMM Holdings' deferred tax assets and (liabilities) are as follows:

                                                                   1998          1999
                                                               ------------   ------------
              Current deferred taxes:
                Accounts receivable.....................       $        671    $      902
                Inventory...............................                862           733
                Accrued liabilities.....................              5,789         5,324
                Deferred costs..........................               (537)         (664)
                Lease transactions......................             (1,048)         (985)
                                                               ------------   ------------
                   Current deferred asset...............              5,737         5,310
                   Valuation allowance..................             (6,187)       (5,310)
                                                               ------------   ------------
                   Current deferred tax liability.......       $       (450)  $        --
                                                               ------------   ------------

              Non-current deferred taxes:
                Depreciation............................       $     (7,879)  $    (8,126)
                Fixed asset valuation...................             (2,665)       (2,197)
                Accumulated net operating losses........              7,884        20,132
                Foreign tax credits.....................                875         1,442
                                                               ------------   ------------
                  Non-current deferred asset (liability)             (1,785)       11,251
                  Valuation allowance..................              (3,510)      (16,117)
                                                               ------------   ------------
                   Non-current deferred tax liability...             (5,295)       (4,866)
                                                               ------------   ------------

              Deferred tax liability....................       $     (5,745)  $    (4,866)
                                                               ============   ============

    At December 31, 1999, the Company had consolidated net operating loss carryforwards of $52,980 for income tax purposes available to offset future taxable income, which expire in the years 2018 and 2019.

    A valuation allowance has been established to the extent that deferred tax assets exceed deferred tax liabilities for United States tax purposes. The allowance was established due to the uncertainty of realizing the assets. On a consolidated basis, the Company has deferred tax liabilities due primarily to differences in the book and tax basis in fixed assets in France.

    The following table reconciles the 1999 income tax benefit at the United States statutory rate to the expense recognized in the financial statements:

                                                                                 1998             1999

              Federal tax benefit computed at 35%.......................      $  (6,732)      $  (12,967)
              State tax benefit at 3%...................................           (770)          (1,111)
              Taxes allocated to partners on partnership income
                prior to conversion to a C-Corp.........................           (998)               --
              Deferred tax benefit associated with conversion to
                a C-Corp................................................         (4,923)               --
              Increase in valuation allowance...........................          9,697            11,730
              Non-deductible expenses...................................          1,072             1,370
              Tax on foreign income.....................................            324               838
              Other.....................................................            367               823
                                                                             -----------        ---------
                                                                             $   (1,963)      $     683
                                                                             ===========        =========

12.  RELATED PARTIES

    At December 31, 1999, the Company has a note receivable of $390 from an individual who is the majority owner of AMM Holdings LLC. The note is payable in three equal annual installments beginning February 1, 2000 and bears interest at 9%.

    The Company pays management fees to certain related companies that are limited in amount under the Company's debt agreements. Management fee expense was approximately $1,553, $1,397 and $200 for 1997, 1998 and 1999,
respectively.

    The Company leased land and buildings in Germany from an entity owned by the majority owner of AMM Holdings LLC. The Company recognized rent expense of $176, $433 and $415 in 1997, 1998 and 1999, respectively.

13.  FACILITY CLOSURES

    In September 1997, the Company closed its El Paso facility. The expenses incurred in closing the facility are included in "Loss Incurred on Closure or Sale of Facilities" in the accompanying consolidated statements of operations. Liabilities and reserves of $1,061 were accrued in 1997 primarily for lease payments and losses on equipment and inventory related to the closure. These amounts were paid or realized in 1998.

    In December 1998, the Company made decisions to close its Lakewood and Round Rock facilities in association with the integration of the companies acquired (Notes 2 and 4). Production of these facilities was either outsourced to suppliers or moved to other Company facilities. The estimated expenses to close the facilities are included in "Loss Incurred on Closure or Sale of Facilities" in the accompanying consolidated statements of operations. Liabilities and reserves of $4,997 are included in the accompanying December 31, 1998 consolidated balance sheet for expenses and losses on fixed assets related to the closures. The expenses and losses were realized in 1999.

    In December 1999, the Company made the decision to eliminate certain operations of its Compression division in California and move the remaining operations to more suitable facilities. The estimated expenses to eliminate these operations are included in "Loss Incurred on Closure or Sale of Facilities" in the accompanying consolidated statements of operations. Liabilities of $1,139, primarily for lease costs of the former building, are included in the accompanying December 31,1999 consolidated balance sheet.

14.  MAJOR CUSTOMERS

    Customers that represented in excess of 10% of sales were as follows:

                                            1997    1998  1999
                                           ------  ------ -----

                    Customer A               35%     13%    15%
                    Customer B              N/A      11%    15%
                    Customer C               10%    N/A    N/A

    In addition, approximately 40% and 24% of the Company's total accounts receivable at December 31, 1998 and 1999 were from these customers. Management believes the credit risk associated with these customers is minimal.

15.  CONTINGENCIES

    AMM Holdings is a party to various lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against Holdings cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of Holdings.

    AMM Holdings, like others in similar businesses, is subject to extensive federal, state and local environmental laws and regulations. Although Holdings' environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require Holdings to make unforeseen environmental expenditures.

16.  SEGMENT INFORMATION

    The Company manages its business as one industry segment. The following table presents sales and other financial information by geographic region for the years ended December 31, 1997, 1998 and 1999.

                                                      1997          1998           1999
                                                  ------------  ------------  -------------
              Net sales:
                United States...............      $     87,585  $    172,513  $     271,021
                Canada......................            17,383        11,165            553
                Mexico......................                --         3,937          8,768
                Europe......................            11,979       127,735        126,453
                Eliminations................                --        (3,937)        (8,768)
                                                  ------------  ------------  -------------
                        Total net sales.....      $    116,947  $    311,413  $     398,027
                                                  ============  ============  =============
              Operating income (loss):
                United States...............      $      8,306  $       (415) $       8,273
                Canada......................             1,551         1,291             43
                Mexico......................                --           271            602
                Europe......................            (1,671)        2,442        (11,788)
                                                  ------------  ------------  -------------
                        Total operating income
                        (loss)                    $      8,186  $      3,589  $      (2,870)
                                                  ============  ============  =============
              Identifiable assets:
                United States...............      $     60,528  $    265,575  $     268,577
                Canada......................            12,354            --            128
                Mexico......................                --         5,462          5,599
                Europe......................            15,147       112,353         95,669
                Eliminations................            (1,105)      (51,190)       (70,807)
                                                  ------------  ------------  -------------
                        Total assets........      $     86,924  $    332,200  $     299,166
                                                  ============  ============  =============

                                                     1997          1998           1999
                                                  ------------  ------------  -------------
              Depreciation and amortization:
                United States...............      $      3,819  $      9,983  $      16,965
                Canada......................             1,158           325              8
                Mexico......................                --           103            202
                Europe......................               423         5,982          7,548
                                                  ------------  ------------  -------------
                        Total...............      $      5,400  $     16,393  $      24,723
                                                  ============  ============  =============
              Capital expenditures:
                United States...............      $      5,966  $     14,353  $      11,415
                Canada......................               531            --              3
                Mexico......................                --            --             48
                Europe......................                65         7,021          5,956
                                                  ------------  ------------  -------------
                        Total...............      $      6,562  $     21,374  $      17,422
                                                  ============  ============  =============

17.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

    All material subsidiaries of the Company, each of which are wholly-owned, have fully, unconditionally, jointly and severally guaranteed the otherwise unsecured $100,000 of 11.75% Senior Notes due 2004 issued by Anchor and assumed by the Company in the Merger. The subsidiaries that have not guaranteed the debt only participate in intercompany transactions with the Company, which are eliminated in the consolidated financial statements of the Company. The guarantor subsidiaries are subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934. Management has determined that separate financial statements for the guarantor subsidiaries are not material to holders of the Senior Notes. Combined financial information relating to these entities since the date of their acquisition is presented herein in accordance with Staff Accounting Bulletin No. 53 as an addition to the notes of the consolidated financial statements of the Company.

    Condensed consolidating financial information for Holdings for the year ended December 31, 1999 is as follows:

                                        AMM         GUARANTOR   NON-GUARANTOR                 CONSOLIDATED
                                     HOLDINGS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    BALANCE
                                     ---------    ------------  -------------   ------------  ------------
   BALANCE SHEET DATA:
   Cash...........................   $      45     $   1,269        $    36       $              $  1,350
   Accounts Receivable............      35,639        29,571              2                        65,212
   Inventories....................      27,120         8,332                                       35,452
   Other Current Assets...........      11,288         3,954             92                        15,334
                                     ---------     ---------        -------       --------       --------
             Total Current Assets.      74,092        43,126            130                       117,348
   Fixed Assets...................      79,854        40,043          2,890                       122,787
   Goodwill.......................      34,889         7,673                                       42,562
   Intercompany Receivables.......      64,371         3,857          2,579        (70,807)            --
   Other Assets...................      15,499           970                                       16,469
                                     ---------     ---------        -------       --------       --------
                                     $ 268,705     $  95,669        $ 5,599       $(70,807)      $299,166
                                     =========     =========        =======       ========       ========

   Accounts Payable...............   $  19,071     $  22,573        $   547       $              $ 42,191
   Accrued Liabilities............      27,502         4,779                                       32,281
   Other Current Liabilities......      12,226         5,244                                      17,470
                                     ---------     ---------        -------       --------       --------
             Total Current
             Liabilities........        58,799        32,596            547                        91,942
   Long Term Debt.................     279,302         9,629                                      288,931
   Other Non-current Liabilities..       6,615         5,780                                       12,395
   Intercompany Payables..........      17,324        53,483                       (70,807)            --
                                     ---------     ---------        -------       --------       --------
             Total Liabilities....     362,040       101,488            547        (70,807)       393,268
   Deficit........................     (93,335)       (5,819)         5,052                       (94,102)
                                     ---------     ---------        -------       --------       --------
                                     $ 268,705     $  95,669        $ 5,599       $(70,807)      $299,166
                                     =========     =========        =======       ========       ========

                                        AMM         GUARANTOR   NON-GUARANTOR                 CONSOLIDATED
                                     HOLDINGS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    BALANCE
                                     ---------    ------------  -------------   ------------  ------------
   STATEMENT OF OPERATIONS DATA:
   Net Sales......................   $ 271,574     $ 126,453        $ 8,768       $ (8,768)      $398,027
   Cost of Sales..................     237,501       118,521          8,166         (8,768)       355,420
                                     ---------     ---------        -------       --------       --------
             Gross Profit.........      34,073         7,932            602             --         42,607
                                     ---------     ---------        -------       --------       --------
   Selling, General &
   Administrative  Expense........      25,757        19,720             --             --         45,477
             Operating Income(Loss)      8,316       (11,788)           602             --         (2,870)
   Interest Expense, net..........      30,790         4,963             (6)            --         35,747
   Other (Income) Expense.........      (1,775)          197              8             --         (1,570)
                                     ---------     ---------        -------       --------       --------
          Income (Loss) Before Taxes   (20,699)      (16,948)           600             --        (37,047)
   Income Tax Expense.............         132            64            487             --            683
                                     ---------     ---------        -------       --------       --------
             Net Income (Loss)....   $ (20,831)    $ (17,012)       $   113       $     --       $(37,730)
                                     =========     =========        =======       ========       ========

  STATEMENT OF CASH FLOWS DATA:
  Net Income (Loss)................. $ (20,831)    $ (17,012)       $   113       $     --       $(37,730)
  Depreciation and Amortization.....    16,973         7,548            202             --         24,723
  Change in Assets and Liabilities..     7,745           310             21             --          8,076
  Other.............................     9,118         7,933             (7)            --         17,044
                                     ---------     ---------        -------       --------       --------
            Cash Flows from
              Operating Activities..    13,005        (1,221)            329            --         12,113
                                     ---------     ---------        -------       --------       --------
  Capital Expenditures..............   (11,418)       (5,956)           (48)            --        (17,422)
  Proceeds from Disposal of Fixed
    Assets..........................     4,780         1,589             --             --          6,369
  Investments in Subsidiaries.......    (7,832)           --             --             --         (7,832)
  Other.............................     3,763            --             --             --          3,763
                                     ---------     ---------        -------       --------       --------
            Cash Flows from
             Investing Activities...   (10,707)       (4,367)           (48)            --        (15,122)
                                     ---------     ---------        -------       --------       --------
  Payments on Revolving Loan
    Facility........................        (8)       (2,154)            --             --         (2,162)
  Proceeds from Issuance of Long-
    Term Obligations................        --           915             --             --            915
  Principle Payments on Long-Term
    Obligations.....................    (4,388)       (3,971)            --             --         (8,359)
  Intercompany transfers............   (11,108)       11,410           (302)                           --
                                     ---------     ---------        -------       --------       --------
            Cash Flows from
             Financing Activities...   (15,504)        6,200          (302)             --         (9,606)
                                     ---------     ---------        -------       --------       --------
  Effect of Exchange Rate Changes
    in Cash.........................        --          (431)            --             --           (431)
                                     ---------     ---------        -------       --------       --------
  Net Change in Cash................   (13,206)          181            (21)            --        (13,046)
  Balance at Beginning of Period....    13,251         1,088             57             --         14,396
                                     ---------     ---------        -------       --------       --------
  Balance at End of Period.......... $      45     $   1,269        $    36       $     --       $  1,350
                                     =========     =========        =======       ========       ========

The financial information of Holdings is identical to that of the Company. Therefore, summarized financial information of the Company is not required.

18.  OTHER COMPREHENSIVE INCOME (LOSS)

    Information with respect to the accumulated other comprehensive income
(loss) balance is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1997         1998        1999
                                                        -------      ------     -------
    Beginning balance.............................      $   --       $    2     $ 3,022
    Pension liability assumed in Merger...........          --         (521)         --
    Current period change:
      Foreign currency translation................           2        3,676      (7,295)
      Pension liability...........................          --         (135)        (77)
                                                        -------      ------     -------
                                                        $    2       $3,022     $(4,350)
                                                        =======      ======     =======

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized unaudited quarterly statements of operations data for 1998 and 1999 is as follows:

                                                                                 1998
                                                          ------------------------------------------------
                                                           FIRST        SECOND        THIRD        FOURTH
                                                          --------     --------      --------     --------
    Sales.............................................    $ 60,106     $ 63,063      $ 98,416     $ 89,828
    Gross profit......................................       9,268       11,605        11,538        6,495
    Net income (loss) before extraordinary item.......       1,357        2,431        (3,362)     (15,724)
    Pro forma net income (loss).......................         624        1,344        (2,539)     (13,269)
    Pro forma earnings (loss) per share...............         624        1,344        (2,539)     (13,269)

    Included in pro forma net income (loss) is an unaudited pro forma tax provision that was calculated as if Holdings, including all of its subsidiaries, was taxable for all periods presented.

    The increase in the fourth quarter loss is due primarily to the loss incurred on the closure or sale of facilities and decreased sales at certain plants.

                                                                                 1999
                                                          ------------------------------------------------
                                                           FIRST        SECOND        THIRD        FOURTH
                                                          --------     --------      --------     --------
    Sales.............................................    $101,549     $105,792    $   93,673   $   97,013
    Gross profit......................................      10,797       15,337        10,644        5,829
    Net loss .........................................      (5,870)      (3,318)       (5,797)     (22,745)
    Loss per share....................................      (5,870)      (3,318)       (5,797)     (22,745)

    The increase in the fourth quarter loss is due primarily to the loss incurred on closure or sale of facilities, an adverse settlement of a customer dispute and decreased sales in certain divisions with inflexible cost structures.

20. PRO FORMA INFORMATION (UNAUDITED)

    The following unaudited statements of operations data gives effect to the merger with Anchor, the acquisitions of Somomeca, Gemini, Compression and Souplex, the sale of Germany and the distribution of Reliance as if they had occurred at the beginning of the respective periods.

                                                                             1998          1999
                                                                          ---------     ---------
             Net sales..............................................      $ 375,249     $ 385,401
             Operating income.......................................         22,047        16,198
             Income (loss) before taxes and extraordinary item......         (8,044)      (20,954)


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The current directors and officers of the Company, Holdings and AMM Holdings are as follows:

           Name                Age        Current    Position with the           Position with Holdings
                                          Term       Company                     and AMM Holdings
                                          Expires
George T. Votis.......         38      April, 2000   Chairman, Chief             Chairman, Chief
                                                     Executive Officer and       Executive Officer and
                                                     Treasurer                   Treasurer

Charles B. Schiele....         57      April, 2000   President and Director      President and Director

Phyllis C. Best(1)....         53      April, 2000   Chief Financial Officer     Chief Financial Officer
                                                     and Secretary               and Secretary

T. Michael Bauer......         49                    Executive Vice President,
                                                     Custom Operations

Jean-Jacques de                42                    Executive Vice President,
Boissieu..............                               Europe

Geoffrey A. de Rohan .         43                    Executive Vice President,
                                                     Business Development
                                                     and Special Projects

Michael N. Red........         52                    Senior Vice President,
                                                     Marketing

Terrance O. Jones ....         51                    Vice President, Oral Care

Robert Epley .........         52                    Vice President and
                                                     General Manager,
                                                     Cosmetics Packaging

David A. Strickland ..         40                    Vice President,
                                                     Medical/Telecom

     Notes:
     (1) Ms. Best resigned from the Company effective March 31, 2000.

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

     T. Michael Bauer. Prior to becoming Executive Vice President, Custom Operations of the Company in 1998, Mr. Bauer joined Moll in October 1988 as General Manager of the Company's Fort Smith division. Mr. Bauer has more than 23 years of experience in the plastics industry, including three years from 1985 to 1988 with Michigan Plastics Company as Vice President of Manufacturing, one year from 1984 to 1985 with Grote Manufacturing Company as Manager of Manufacturing Engineering Services and ten years from 1974 to 1984 with Kusan Manufacturing Company.

     Jean-Jacques de Boissieu. Mr. de Boissieu joined Moll as Executive Vice President, France and Portugal in January 1998. He was named Executive Vice President, Europe in February, 1999. Prior to joining Moll, Mr. de
Boissieu was a consultant at C.N.P.A. since 1996. Prior to such time, Mr. de Boissieu served as Managing Director and General Manager US Filter Water Treatment France from 1994 to 1996, and was Automotive Development Engineer General Electric Plastics France, Product Manager Europe General Electric Plastics Netherlands, Managing Director of General Electric Silicones France, Spain and Portugal and Manager Europe of General Electric Silicones building and construction, Netherlands from 1985 to 1994.

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

     David A. Strickland. Mr. Strickland has over 7 years experience at the management level in the plastics industry. Prior to becoming Vice President, Medical/Telecom of the Company in February 2000, Mr. Strickland was Vice President, Manufacturing of the Company beginning in November 1998. Mr. Strickland was Plant Manager with Sunbeam Consumer Products from 1995 to 1998, was Manager, Operations-Tupperware North America from 1994 to 1995, and became a Plant Manager in 1992 with Ampex Recording Media Corporation after holding a variety of positions within that organization.

Item 11. EXECUTIVE OFFICER COMPENSATION.

Executive Compensation

     The following table sets forth for 1999 all compensation awarded to, earned by or paid to (i) the Company's Chairman and Chief Executive Officer during 1999 and (ii) each of the Company's four most highly compensated executive officers (other than the Chairman and Chief Executive Officer).

Summary Compensation Table

                                                                               Long Term
                                                 Annual Compensation           Compensation
                                                               Other Annual     Payouts(4)       All Other
 Name and Principal Positions             Salary      Bonus    Compensation    LTIP Payouts    Compensation        Total
 ----------------------------             ------      -----    ------------    ------------    ------------        -----

George T. Votis..............   1999      $850,000   $250,000    $       0       $      0       $      0         $1,100,000
Chairman and Chief Executive    1998       425,000          0    1,926,300(2)           0              0          2,351,300
  Officer(1)
Charles B. Schiele(3) .......   1999       410,845    250,000            0              0              0            660,845
  President                     1998       251,292          0        1,121              0              0            252,413
T. Michael Bauer.............   1999       195,765    177,000       10,000              0              0            382,765
  Executive Vice President      1998       130,923    177,520        9,400              0              0            317,843
Jean Jacques de Boissieu.....   1999       170,542     73,069        1,169              0              0            244,780
  Executive Vice President      1998       153,000     76,800        1,000              0              0            230,000
Phyllis C. Best(4) ..........   1999       173,976     13,200            0              0              0            187,176
  Chief Financial Officer       1998       168,821     23,900            0              0              0            192,721
-----------------------------  ------    ---------- ---------- ---------------  -------------  --------------   --------------

-------------

(1) Mr. Votis was added to the Company's payroll on June 26, 1998 in conjunction with the Merger and Offering. Prior to that time Mr. Votis had not received any salary or bonus from the Company. However, the Company paid approximately $1,397,000 in 1998, to companies owned by Mr. Votis. Future management fees are limited to $200,000 per year.

(2) Amounts represent tax distributions paid due to the flow through tax status of Moll prior to the Transactions.

(3)  Mr. Schiele joined the Company in March 1998.

(4)  Ms. Best resigned from the Company effective March 31, 2000.

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

-------------
(1) The compensation covered by this plan is the average of the employee's highest five years, selected from the last ten calendar years, of earnings, which are defined under this plan as the total cash compensation paid to the employee during a calendar year which is includible in the employee's gross income under the Internal Revenue Code, excluding any expense reimbursements, deferred compensation payments, lump sum severance payments, stock options, or any distributions from any long-term incentive plan, or any long-term key employee compensation program.

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

(4) The Company has frozen the accrued service time for employees currently in the SERB Agreements effective December 31, 1998. No new employees will be added to the plan, however, the plan will continue to be funded to support retirement benefits earned prior to the December 31, 1998 curtailment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     AMM Holdings, LLC owns all the outstanding capital stock of AMM Holdings, Inc. ("AMM Holdings"), which owns all the outstanding capital stock of Holdings, which owns all the outstanding capital stock of the Company. The following sets forth certain information regarding the beneficial ownership of the membership interests of AMM Holdings, LLC, which consist of Capital Units and Profit Units (each as defined in the LLC Agreement and, together the "Units"), as of December 31, 1999 by (i) each person who, to the knowledge of AMM Holdings, beneficially owns more than 5% of each of the outstanding Capital Units and the outstanding Profit Units; (ii) the directors of Holdings; (iii) certain executive officers of AMM Holdings; and
(iv) all directors and executive officers of AMM Holdings as a group. None of the Capital Units and the Profit Units are presently listed or traded on any securities exchange or securities market. The principal business address of AMM Holdings, LLC is c/o Galt Industries, Inc., 767 Fifth Avenue, Suite 506, New York, New York 10153, and its telephone number is (212) 758-0770.

                                  Number of Capital      Percentage of                           Percentage of
                                        Units         Outstanding Capital   Number of Profit  Outstanding Profit
                                    Beneficially      Units Beneficially   Units Beneficially Units Beneficially
    Name of Beneficial Owner            Owned                Owned                Owned              Owned
    ------------------------            -----                -----                -----              -----
George T. Votis(1)(2).........           475                 4.7%                1,075               10.8%
MPI(2)(3).....................         7,564                 75.6                6,934               69.3
Charles B. Schiele............             2                 0.02                  250                2.5
T. Michael Bauer..............             0                    0                    0                  0
Phyllis C. Best...............             0                    0                    0                  0
Montero, Inc.(2)..............         1,355                 13.5                  531                5.3
Director and Officers of the
Company
  as a group (10 persons).....           479                  4.7                1,325               13.3

-----------

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 1999, Moll had a note receivable of $390,000 from a majority stockholder of AMM Holdings, LLC. The note is payable in three equal annual installments beginning February 1, 2000 and bears interest at 9%.

     Moll paid management fees to certain related companies which are limited in amount under Moll's debt agreements. Management fee expense was approximately $1,397,000, $1,397,000 and $200,000 for 1997, 1998 and 1999,
respectively.

     The Company leased land and buildings in Germany from a majority stockholder of AMM Holdings LLC. The lease, following a one-year automatic extension, expires on August 7, 1999 and contains two additional automatic one year extensions. The Company recognized rent expense of $433,000 and $415,000 in 1998 and 1999, respectively. The unpaid portion of the rent, $621,000, is included in accrued liabilities. Additionally, in conjunction with the sale of the German division, the Company agreed to pay the rent on behalf of the purchaser of the division for the next two years. This liability of $1,100,000 is also reflected in liabilities.

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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) 1.   Financial Statements

                  (1) Report of Independent Public Accountants.
                  (2) Consolidated Balance Sheets for fiscal years ended
                      December 31, 1998 and 1999.
                  (3) Consolidated Statements of Operations for fiscal years ended December 31, 1997, 1998 and 1999.
                  (4) Consolidated Statements of Comprehensive Income for the
                      fiscal years ended December 31, 1997, 1998 and 1999.
                  (5) Consolidated Statements of Equity for fiscal years ended
                      December 31, 1997, 1998 and 1999.
                  (6) Consolidated Statements of Cash Flows for fiscal years ended December 31, 1997, 1998 and 1999.
                  (7) Notes to Consolidated Financial Statements.

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


Exhibit Number       Description of Document
--------------       -----------------------

3.1 Restated Certificate of Incorporation of Moll Industries, Inc. (formerly known as Anchor Advanced Products, Inc.)*

3.2   By-Laws of Moll Industries, Inc.*

3.3   Restated Certificate of Incorporation of Anchor Holdings, Inc.*

3.4   Bylaws of Anchor Holdings, Inc.*

4.1 Indenture dated as of June 26, 1998 by and between Moll Industries, Inc. and State Street Bank and Trust Company, as trustee*

4.2   Form of 10 1/2% Senior Subordinated Note due 2008 (included in Exhibit
      4.1)*

4.4 Amended and Restated Credit Agreement dated as of June 26, 1998 by and among Moll Industries, Inc., the guarantors from time party thereto, the lenders from time to time party thereto and NationsBank, N.A., as agent*

4.5 Pledge Agreement dated as of June 26, 1998 by and among NationsBank, N.A., Moll Plastics, LLC and Moll Industries, LLC (English translation)*

4.6 Registration Rights Agreement dated as June 26, 1998 by and among Moll Industries, Inc. Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Montgomery Securities LLC*

Exhibit Number       Description of Document
--------------       -----------------------

4.7 Indenture dated as of April 2, 1997 by and among between Anchor Advanced Products, Inc., Anchor Holdings, Inc. and Fleet National Bank, as trustee*

4.8 First Supplemental Indenture dated as of March 18, 1998 by and among Anchor Advanced Products, Inc., Anchor Holdings, Inc. and State Street Bank and Trust Company (as successor to Fleet National Bank), as trustee*

4.9   Note Guarantee dated as of June 26, 1998*

4.10 Substitute Note Guarantee dated as of June 26, 1998 of Moll Industries, LLC and Moll Plastics, LLC*

4.11 Substitute Note Guarantee dated as of June 26, 1998 of Moll PlastiCrafters GmbH, Hanning-Kunststoffe Beteilingungs-GmbH, Hanning-Kunststoffe GmbH & Co., "PB" Hanning GmbH, and PB Hanning GmbH & Co. Handelsgesellschaft*

4.12 Substitute Note Guarantee dated as of June 26, 1998 of Moll Industries UK, Limited*

4.13  Substitute Note Guarantee dated as of June 26, 1998 of Moll S.P.R.L.*

4.14 Substitute Note Guarantee dated as of June 26, 1998 of Moll Plastics SARL, 2BI SARL, Somoplast SARL, Semip SARL, Somomeca Industries SARL, Serim SARL, Staphane SARL, SAPI SARL and Somoplast Lorraine SARL*

4.15 Security Agreement dated as of June 26, 1998 by and among Moll Industries, Inc., the subsidiary guarantors from time party thereto, Moll Industries, LLC, Moll Plastics LLC and NationsBank, N.A., as agent for the lenders from time to time party thereto*

10.1 Purchase Agreement dated as June 26, 1998 by and among Moll Industries, Inc. Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Montgomery Securities LLC*

10.2 Stock Purchase Agreement dated as of June 4, 1998 by and among Anchor Advanced Products, Inc., and the Selling Stockholders of Gemini Plastic Services, Inc.*

10.3 Purchase and Sale Agreement dated as of June 4, 1998 by and among Anchor Advanced Products, Inc., and the Robert S. Hayberg and Linda Hayberg*

10.4 Stock Purchase Agreement dated as of March 19, 1998 by and among Anchor Acquisition Co., Anchor Holdings, Inc. and the Selling Stockholders of Anchor Holdings, Inc. together with Exhibits and Schedules*

10.5  Form of Employment Agreement*

10.6  Form of Supplemental Executive Retirement Benefit Agreement and Side
      Letter*

10.7 Letter Agreement dated March 19, 1998 between Thomas H. Lee Company and Anchor Acquisition Co.*

10.8 Employment and Consulting Agreement dated as of June 9, 1998 by and among George T. Votis, Richard P. Fackler, Anchor Advanced Products, Inc. and Moll PlastiCrafters Limited Partnerships*

10.9 Combined Share and Asset Purchase Agreement dated August 7, 1997 (the "Combined Purchase Agreement"), by and among the Sellers and Buyers named therein.*

10.10 Amendment to the Combined Purchase Agreement dated September 23, 1997.*

10.11 Stock Purchase Agreement dated October 28, 1997 by and among Roland Staphane and Angele Staphane and Moll Plastics SARL.*

Exhibit Number       Description of Document
--------------       -----------------------

10.12 Transfer and Sale Agreement dated December 8, 1999 by and among Moll Industries, Inc, and Cantina Aktiengesellschaft.*

12.1 Computation of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Cash Interest Expense and Ratio of Net Debt to EBITDA

16.1  Letter of PricewaterhouseCoopers LLP dated August 3, 1998*

21.1  List of Subsidiaries of Anchor Holdings, Inc.

27.1  Financial Data Schedule

--------------------------------
* Previously filed.

     (b) Reports on Form 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMM HOLDINGS, INC.


Date: April 14, 2000                        By: /s/ George T. Votis
                                                -------------------
                                                George T. Votis, Chairman
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

================================================================================

               Signature                                Title                   Date


/s/ George T. Votis                     Chairman, Chief Executive Officer
-------------------------------------    and Director (Principal Executive      April 14, 2000
George T. Votis                          Officer)

/s/ Charles B. Schiele                  President and Director
-------------------------------------                                           April 14, 2000
Charles B. Schiele

/s/ James T. Sprouse                    Controller (Principal
-------------------------------------    Accounting Officer)                    April 14, 2000
James T. Sprouse

================================================================================