Form 10-Q
period 2000-09-30
AMM HOLDINGS INC
filed 2000-11-21
CIK 1067531

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 2000

                                    or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

                     Commission file number 333-26943



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


         DATE                        CLASS                  OUTSTANDING SHARES
   November 10, 2000     AMM Holdings, Inc.
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

                                TABLE OF CONTENTS

                                                                         PAGE
Introduction................................................................1

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements...........................................2

             Consolidated Balance Sheets at September 30, 2000
             and December 31, 1999..........................................2

             Consolidated Statements of Operations
             for the Thirteen and Thirty-nine Weeks Ended
             September 30, 2000 and October 2, 1999.........................3

             Consolidated Statements of Comprehensive Income
             for the Thirteen and Thirty-nine Weeks Ended
             September 30, 2000 and October 2, 1999.........................4

             Consolidated Statements of Cash Flows
             for the Thirty-nine Weeks Ended September 30, 2000
             and October 2, 1999............................................5

             Notes to Consolidated Financial Statements...................6-8


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................9

Item 3.      Quantitative and Qualitative Disclosures about Market Risks...15


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K..............................16

Signatures.................................................................17


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

------------------------------------------------------------------------------|----------------------------------|
 |                   |                  |                    |                |                  |               |
Cepillos De    Moll Industries,  Moll Industries UK,  Moll France SARL   Anchor Advanced     Compression,     Moll de
Matamoros          Limited            Limited                          Products Foreign         Inc.         Brazil LTDA
S.A. de C.V.                                                           Sales Corporation


Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

                       AMM HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                        2000           1999
                                                                   ------------   --------------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................    $        216   $        1,350
  Accounts receivable, net of reserves for doubtful accounts of
     $1,652 and $2,194, respectively...........................          62,949           65,212
  Inventories, net.............................................          29,947           35,452
  Deposits on tooling..........................................          15,493           13,043
  Other current assets.........................................           2,934            2,291
                                                                   ------------   --------------
          Total current assets.................................         111,539          117,348
                                                                   ------------   --------------
PROPERTY, PLANT AND EQUIPMENT:
  Land.........................................................           2,878            3,142
  Buildings....................................................          41,465           40,552
  Machinery and equipment......................................         113,161          118,374
  Less: accumulated depreciation...............................         (45,750)         (39,281)
                                                                   ------------   --------------
     Property, plant and equipment, net........................         111,754          122,787
                                                                   ------------   --------------
GOODWILL, NET..................................................          39,892           42,562
                                                                   ------------   --------------
INTANGIBLE AND OTHER ASSETS, NET...............................          15,472           16,469
                                                                   ------------   --------------
          Total assets.........................................    $    278,657   $      299,166
                                                                   ============   ==============
           LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term obligations.....................    $      9,335   $        4,919
  Short-term borrowings........................................             977            1,965
  Accounts payable.............................................          41,603           42,191
  Accrued interest.............................................           7,238            9,987
  Accrued liabilities..........................................          16,620           22,294
  Deferred tooling revenue.....................................          11,719           10,586
                                                                   ------------   --------------
          Total current liabilities............................          87,492           91,942
                                                                   ------------   --------------
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION..................         294,038          288,931
                                                                   ------------   --------------
DEFERRED INCOME TAXES..........................................           1,997            4,866
                                                                   ------------   --------------
OTHER NON-CURRENT LIABILITIES..................................           6,846            7,529
                                                                   ------------   --------------
COMMITMENTS AND CONTINGENCIES..................................              --               --
                                                                   ------------   --------------
DEFICIT:
  Common stock ($.01 par value, 2,000 shares authorized, 1,551
     shares issued and outstanding)............................              --               --
  Additional paid in capital...................................             387              387
  Accumulated deficit..........................................        (102,431)         (90,139)
  Accumulated other comprehensive income.......................          (9,672)          (4,350)
                                                                   ------------   --------------
          Total deficit........................................        (111,716)         (94,102)
                                                                   ------------   --------------
          Total liabilities and deficit........................    $    278,657   $      299,166
                                                                   ============   ==============

                The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)


                                                          THIRTEEN                  THIRTY-NINE
                                                        WEEKS ENDED                 WEEKS ENDED
                                                 -------------------------   -------------------------
                                                 SEPTEMBER 30,  OCTOBER 2,   SEPTEMBER 30,  OCTOBER 2,
                                                      2000          1999          2000         1999
                                                 ------------  -----------   -----------  ------------
NET SALES......................................  $   84,151    $   93,673    $  263,962   $  301,014
COST OF SALES..................................      73,758        83,029       230,512      264,483
                                                 ----------    ----------    ----------   ----------
  Gross profit.................................      10,393        10,644        33,450       36,531
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES..................................       8,410         8,368        24,156       27,002
CLOSURE OR SALE OF FACILITY....................         807            --         1,607           --
                                                 ----------    ----------    ----------   ----------
  Operating income.............................       1,176         2,276         7,687        9,529
INTEREST EXPENSE, NET..........................       9,109         8,773        27,710       25,782
OTHER EXPENSE..................................         (77)         (397)           79         (835)
                                                 ----------    ----------    ----------   ----------
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM...........................      (7,856)       (6,100)      (20,102)     (15,418)
INCOME TAX BENEFIT.............................      (1,899)         (303)       (2,667)        (434)
                                                 ----------    ----------    ----------   ----------
NET LOSS BEFORE EXTRAORDINARY ITEM.............      (5,957)       (5,797)      (17,435)     (14,984)
EXTRAORDINARY ITEM, GAIN ON REFINANCING
  OF DEBT......................................       5,143            --         5,143           --
                                                 ----------    ----------    ----------   ----------
NET LOSS.......................................  $     (814)   $   (5,797)   $  (12,292)  $  (14,984)
                                                 ==========    ==========    ==========   ==========

NET LOSS PER SHARE BEFORE
  EXTRAORDINARY ITEM...........................  $   (5,957)   $   (5,797)   $  (17,435)  $  (14,984)
                                                 ==========    ==========    ==========   ==========

NET LOSS PER SHARE                               $     (814)   $   (5,797)   $  (12,292)  $  (14,984)
                                                 ==========    ==========    ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..           1             1             1            1
                                                 ==========    ==========    ==========   ==========



                    The accompanying notes are an integral part of these
                             consolidated financial statements.

                      AMM HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)

                                                          THIRTEEN                  THIRTY-NINE
                                                        WEEKS ENDED                 WEEKS ENDED
                                                 -------------------------   -------------------------
                                                 SEPTEMBER 30,  OCTOBER 2,   SEPTEMBER 30,  OCTOBER 2,
                                                      2000          1999          2000         1999
                                                 ------------  -----------   -----------  ------------
NET LOSS ......................................  $     (814)    $   (5,797)   $ (12,292)   $  (14,984)
OTHER COMPREHENSIVE LOSS:
  Deferred pension cost........................          --             --           --            --
  Foreign currency translation adjustment......      (2,641)         1,625       (5,322)       (4,445)
                                                 ----------     ----------    ----------    ----------
COMPREHENSIVE LOSS.............................  $   (3,455)    $   (4,172)   $ (17,614)   $  (19,429)
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

                       AMM HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                  THIRTY-NINE
                                                                   WEEKS ENDED
                                                            -------------------------
                                                            SEPTEMBER 30, OCTOBER 2,
                                                                2000          1999
                                                            ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................  $  (12,292)   $   (14,984)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
    Extraordinary item, gain on refinancing of debt.......      (5,143)            --
    Depreciation and amortization.........................      18,804         19,172
    Loss on disposal of fixed assets......................       1,724            168
    Accretion on Senior Discount Notes....................       4,464          3,915
    Deferred income taxes.................................      (2,447)          (147)
    Changes in assets and liabilities, net of assets
      purchased and liabilities assumed:
      Accounts receivable.................................      (1,100)        (7,710)
      Inventories.........................................       4,490          2,404
      Other current assets................................        (814)          (925)
      Deposits on tooling.................................      (3,410)        (8,202)
      Other assets........................................         237         (1,698)
      Accounts payable....................................       2,051         12,913
      Accrued liabilities.................................      (7,858)        (6,469)
      Deferred tooling revenue............................       1,133          6,338
      Other liabilities...................................        (229)          (256)
                                                            ------------  -----------
         Total adjustments................................      11,902         19,503
                                                            ------------  -----------
      Net cash provided by (used in) operating activities.        (390)         4,519
                                                            ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................       (6,627)      (14,605)
  Proceeds on disposal of fixed assets....................          571         3,770
  Short-term investments..................................           --         3,763
  Purchase of Compression, net of cash received...........           --        (1,236)
  Purchase of Souplex, net of cash received...............           --        (6,103)
                                                            ------------  -----------
      Net cash used in investing activities...............       (6,056)      (14,411)
                                                            ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving loan facilities.............          853         4,396
  Proceeds from issuance of long-term obligations.........       52,767         1,875
  Principal payments on long-term obligations.............      (45,520)       (6,354)
  Refinancing costs.......................................       (2,694)           --
                                                            ------------  -----------
      Net cash provided by (used in)
         financing activities.............................        5,406           (83)
                                                            ------------  -----------
EFFECT OF EXCHANGE RATE CHANGES IN
  CASH....................................................          (94)         (336)
                                                            ------------  -----------
NET CHANGE IN CASH........................................       (1,134)      (10,311)
BALANCE AT BEGINNING OF PERIOD............................        1,350        14,396
                                                            ------------  -----------
BALANCE AT END OF PERIOD..................................  $       216   $     4,085
                                                            ------------  -----------
                                                            ------------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest..................................  $    24,755   $    26,500
                                                            ------------  -----------
                                                            ------------  -----------
  Cash paid for income taxes..............................  $       --    $       210
                                                            ------------  -----------
                                                            ------------  -----------



        The accompanying notes are an integral part of these consolidated financial statements.

                      AMM HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS AND UNAUDITED)
1.  ORGANIZATION

    AMM Holdings, Inc. ("AMM Holdings", a wholly-owned subsidiary of AMM Holdings, LLC) was incorporated March 9, 1998, under the laws of the State of Delaware. AMM Holdings owns all of the outstanding shares of Anchor Holdings, Inc. ("Holdings"). Holdings owns all of the outstanding shares of Moll Industries, Inc. (the "Company", formerly known as Anchor Advanced Products, Inc.) through which, including the Company's subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout North America and Europe. Holdings has no operations or investments other than its investment in the Company. The Company's products are sold to a wide range of markets, including consumer products, telecommunications/business equipment, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France, Mexico and the United Kingdom.

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

    Effective December 31, 1999, the Company disposed of its interest in Moll Industries Germany GmbH ("Germany"). Pursuant to the agreement to sell Germany, the Company agreed to provide financial support to the buyer, pay 75% of the amount by which accounts payable exceeded accounts receivable upon the date of the closing and pay the lease payments for the manufacturing facility for two years following the sale. The Company recorded the maximum liability under the agreement, of which $4,098 remained in liabilities as of September 30, 2000; however, upon the occurrence of certain events, it is possible the Company will not be required to make the maximum payments required per the agreement. The future payment of $1,731 included in the total liability is due to an entity owned by the majority owner of AMM Holdings. In February 2000, the new owner declared the purchased operation insolvent, which forced the managing director to file for bankruptcy in Germany. AMM Holding's majority owner was still legally considered the managing director. Based on guidance from legal counsel, management believes the amounts accrued in connection with the sale represent the Company's maximum liability related to this matter. However, the ultimate resolution is currently unknown.

    See Note 6 for unaudited pro forma information.

    Effective June 27, 2000 the Company sold its Chalon, France tooling facility. The Company realized a loss of $1,907 on the sale.

    On October 4, 2000, the Company has signed an agreement to sell its Cosmetics division for $67 million in cash, subject to a working capital adjustment. The transaction is expected to close in mid-November and result in a gain of approximately $28,000, which will be recorded upon closing. The Cosmetics division had net sales of $31.5 million and $33.3 million in the first three quarters of 1999 and 2000, respectively. It earned a net operating profit of $3.9 million and $5.1 million in these same periods.

    On October 27, 2000, the Company reached an agreement with Maybelline to discontinue production of its point of purchase displays. In connection therewith, the Company is discontinuing the operations of its Display division in late 2000 or early 2001, depending on Maybelline's transition to a new supplier. The Company is currently finalizing the plan to close the division, including possible asset dispositions and employment terminations. Based on current information, the Company expects to record a loss on the closure of the division in the fourth quarter of 2000 of $4 to $5 million, consisting primarily of fixed assets that are unique to the division and goodwill allocated to the division. However, the Company expects the liquidation of the assets of the division to generate approximately $4 million of cash, which will be used to reduce debt. The Display division had net sales of $31.1 million and $14.1 million in the first three quarters of 1999 and 2000, respectively and a net operating loss of $1.1 million and $0.5 million in these same periods.

5.       LONG-TERM DEBT

     Effective August 11, 2000, the Company entered into an Amended and Restated Credit Agreement with Bank of America (the "Credit Facility"). The Credit Facility contains a $50 million line of credit (subject to a borrowing base limitation of $35,735 at November 9, 2000) and a $35 million term loan. The proceeds of the term loan, along with borrowings of $7.5 million under the line of credit were used to retire $50 million of the 11.75% Senior Notes (the "Senior Notes") at a 15% discount. After considering payment of fees and other expenses, the write-off of related deferred debt costs and the 15% discount, the repurchase resulted in a net gain of $5,143, which has been recorded as an extraordinary item in the September 30, 2000 statement of operations.

     Following the transaction another $50 million of the Senior Notes remain outstanding. The Credit Facility contains financial covenants requiring the Company to maintain a minimum availability under the line of credit and a minimum fixed charge ratio, along with limiting capital expenditures. Based on the treatment of capital leases under the Credit Facility, the Company has exceeded the capital spending limit. However, this violation has been waived and the Credit Facility amended. Additionally, in the event of the sale of the Cosmetics division, $10 million of the term loan must be repaid.

     In conjunction with the refinancing, the bondholders consented to amending the Indenture for the Senior Notes to allow for 1) the borrowing of up to $50 million under the line of credit and 2) a tender for the remaining $50 million of Senior Notes at a 15% discount upon the sale of the Cosmetics division, subject to reaching an agreement to sell the division by December 31, 2000 and the sale occurring before March 31, 2001. See Note 4.

     The Credit Facility requires repayment of the term loan in monthly installments of $449 beginning in February 2001, with a balloon payment of $8,526 due on February 1, 2006.

6.  PRO FORMA INFORMATION

    The following statement of operations data for the thirty-nine weeks ended October 2, 1999 gives effect to the acquisition of Souplex and the sale of the Lakewood, Betta and Germany divisions as if they had occurred at the beginning of the period.

                                                                   1999
                                                                 --------
          Net sales......................................        $293,768
          Operating income...............................        $ 16,147
          Loss before taxes and extraordinary item.......        $ (9,100)

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

         The Company's operating results have been lower than expected since the Merger. The disappointing results are primarily attributable to the Display, Germany, Medical, Compression, Tooling and European divisions, along with charges to sell or close unnecessary facilities. Management has and continues to evaluate all of its operations. These evaluations have to date resulted in the decisions to 1) sell its metal fabrication business in March 1999 to a supplier, 2) sell a non-essential tool building division in March 1999, 3) close its Round Rock, Texas molding facility, moving production from this facility to existing capacity in other Company facilities, 4) sell its Paderborn, Germany division, which had incurred significant losses due to declines in volume, in December 1999 and 5) sell its Chalon Sur Saone Cedex France tooling facility in June 2000.

         On October 4, 2000, the Company signed an agreement to sell its Cosmetics division for $67 million in cash, subject to a working capital adjustment. The transaction is expected to close in mid-November. Proceeds of the sale will be used to retire debt and result in a gain of approximately $28 million. The Cosmetics division had net sales of $31.5 million and $33.3 million in the first three quarters of 1999 and 2000, respectively. It earned net operating profit of $3.9 million and $5.1 million in these same periods.

         On October 27, 2000, the Company reached an agreement with Maybelline to discontinue production of its point of purchase displays. In connection therewith, the Company is discontinuing the operations of its Display division in late 2000 or early 2001, depending on Maybelline's transition to a new supplier. The Company is currently finalizing the plan to close the division, including possible asset dispositions and employment terminations. Based on current information, the Company expects to record a loss on the closure of the division in the fourth quarter of 2000 of $4 to $5 million, consisting primarily of fixed assets that are unique to the division and goodwill allocated to the division. However, the Company expects the liquidation of the assets of the division to generate approximately $4 million of cash, which will be used to reduce debt. The Display division had net sales of $31.1 million and $14.1 million in the first three quarters of 1999 and 2000, respectively and a net operating loss of $1.1 million and $0.5 in these same periods.

         The Company also is exploring opportunities to dispose of its remaining European tooling operations. However, no agreement has been reached, nor can it be ensured any such agreement will be reached.

         In October, 2000 the Company was informed that Colgate will move production of its toothbrushes to its internal facilities at the beginning of 2001. While this event had been expected, the timing was unknown until the notification in October. As management is currently not aware of any significant new opportunities in this business they are currently evaluating the future of this division. Sales to Colgate in 2000 are expected to be approximately $10 million.

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

         Management continues to evaluate its other divisions as to their future strategic fit within the organization and their projected results of operations. Additional locations/divisions could be sold or closed as management continues these evaluations. Concurrently, expansion could occur in other divisions as the Company continues its growth with strategic customers.

         Certain of the Company's operating data for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999 are set forth below as percentages of net sales.


                                                      Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                                     -----------------------  -------------------------
                                                    September 30, October 2,   September 30, October 2,
                                                       2000          1999         2000         1999
                                                       ----          ----         ----         ----
Net sales                                            100.0%         100.0%       100.0%       100.0%
Gross profit                                          12.4%          11.4%        12.7%        12.1%
Selling, general and administrative                   10.0%           8.9%         9.2%         9.0%
Closure or sale of facilities                          1.0%           0.0%         0.6%         0.0%
Operating income                                       1.4%           2.4%         2.9%         3.2%
Interest expense, net                                 10.8%           9.4%        10.5%         8.6%
Provision (benefit) for income taxes                  (2.3)          (0.3)%       (1.0)%       (0.1)%
Extraordinary item                                     6.1%           0.0%         2.0%         0.0%
Net loss                                              (0.1)%         (6.2)%       (4.7)%       (5.0)%

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 VERSUS OCTOBER 2, 1999

         NET SALES. Net sales decreased by $9.5 million, or 10.1%, to $84.2 million for 2000 from $93.7 million for 1999, due in part to the disposition of the Germany division. After considering this change, sales decreased $4.1 million, or 4.7%. Sales declined by $1.3 million in the Brush division due to the anticipated reduction in the program with Proctor and Gamble. Sales declined by $1.0 million in the Medical division due to declines in sales to Abbott Laboratories. Sales declined by $2.9 million in the European divisions due to strengthening of the US dollar.

         GROSS PROFIT. Gross profit decreased by $0.3 million, or 2.4%, to $10.4 million for 2000 from $10.7 million for 1999. Excluding the Germany disposition, gross profit decreased $1.7 million or 13.9%. The decrease was primarily the result of the decreased volume in the Brush division and a decline in the profitability of the Cosmetics division compared to a strong third quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses remained stable at $8.4 million.

         CLOSURE OR SALE OF FACILITIES. Upon further analysis and closing of the transaction, the Company recognized an additional loss of $0.8 million on the sale of its Chalon France tooling facility. This loss is in addition to the estimated loss of $1.1 million recorded in the second quarter.

         OPERATING INCOME. Operating income decreased by $1.1 million, or 48.3%, to $1.2 million for 2000 from $2.3 million for 1999 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $0.3 million, or 3.8%, to $9.1 million for 2000 from $8.8 million for 1999 due to increased borrowings and higher interest rates under the Company's credit facility.

         INCOME TAXES. The Company recognized an income tax benefit of $1.9 million for 2000 compared to a benefit of $0.3 million for 1999. The benefits were the result of losses in the French division.

         EXTRAORDINARY ITEM. The Company recognized a gain of $5.1 million in connection with the retirement of $50 million of its Senior Notes. The gain consists of a 15% discount paid on retirement of the debt less fees incurred in the refinancing and the write-off of deferred debt costs.

         NET LOSS. Net loss decreased by $5.0 million, or 86.0% to $0.8 million for 2000 from $5.8 million for 1999 as a result of the above factors.

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 VERSUS OCTOBER 2, 1999

         NET SALES. Net sales decreased by $37.0 million, or 12.3%, to $264.0 million for 2000 from $301.0 million for 1999, due to the disposition of the Germany division, which was offset by the acquisitions of the Souplex and Compression divisions. After considering these changes, sales decreased $29.8 million, or 10.1%. Sales decreased in the Display division by $17.0 million from 1999 due to the Maybelline `99 Wall Program. Sales decreased in the Brush division by $8.9 million due to declines in the program with Proctor and Gamble. Sales decreased in the Medical division by $4.4 million due to declines in sales to Abbott Laboratories.

         GROSS PROFIT. Gross profit decreased by $3.1 million, or 8.4%, to $33.4 million for 2000 from $36.5 million for 1999. After considering the Germany, Souplex and Compression changes, gross profit decreased $9.1 million or 21.3%. The decrease was the result of the decreased sales in the Display, Brush and Medical divisions ($7.2 million) and decreased profitability in France ($2.1 million) due to increased raw material costs, inefficiencies in the tooling operations and start-up costs associated with a new facility in Villefranche.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased $2.8 million, or 10.3%, to $24.2 million for 2000 from $27.0 million for 1999 due to the disposition of the Germany division. After considering the disposition of Germany, SG&A expenses decreased $2.2 million or 8.3% due to reductions in expenses in the Souplex division since its acquisition and a focus on reduction of SG&A expenses across all divisions of the Company.

         CLOSURE OR SALE OF FACILITIES. The Company recognized a loss of $1.9 million for the loss on the sale of its Chalon France tooling facility. Additionally, the Company reversed $0.3 million of the charge taken in 1999 to restructure the Compression division due to the better than anticipated settlement of the division's previous facility lease.

         OPERATING INCOME. Operating income decreased by $1.8 million, or 19.3%, to $7.7 million for 2000 from $9.5 million for 1999 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $1.9 million, or 7.5%, to $27.7 million for 2000 from $25.8 million for 1999 due to increased borrowings and higher interest rates under the credit facility.

         INCOME TAXES. The Company recognized an income tax benefit of $2.7 million for 2000 compared to $0.4 million for 1999. The benefit was the result of losses incurred in the French division.

         NET LOSS. Net loss decreased $2.7 million, to $12.3 million for 2000 from $15.0 million for 1999 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements consist primarily of working capital needs, capital expenditures and the required payments of principal and interest on various debt instruments.

         Effective August 11, 2000, the Company entered into an Amended and Restated Credit Agreement with Bank of America (the "Credit Facility"). The Credit Facility contains a $50 million line of credit (subject to borrowing base limitations) and a $35 million term loan. At November 9, 2000, approximately $3.5 million was available under the Credit Facility. The proceeds of the term loan, along with borrowings of $7.5 million under the line of credit were used to retire $50 million of the 11.75% Senior Note (the "Senior Notes") at a 15% discount. After considering payment of fees and other expenses, the write-off of related deferred debt costs and the 15% discount, the repurchase resulted in a net gain of $5.1 million.

         The Credit Facility contains financial covenants requiring the Company to maintain a minimum availability under the line of credit and a minimum fixed charge ratio, along with limiting capital expenditures. Based on the treatment of capital leases under the Credit Facility, the Company has exceeded the capital spending limit. However, this violation has been waived and the Credit Facility amended. Additionally, in the event of the sale of the Cosmetics division, $10 million of the term loan must be repaid.

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

     The Company is required under the Credit Facility to enter into certain interest rate protection agreements designed to fix interest rates on variable rate debt and reduce exposure to fluctuations in interest rates. On August 7, 2000, the Company entered into a $50 million interest rate swap for a term of six years, cancelable after four years at the option of the counterparty, under which the Company will pay to the counterparty a fixed rate of 7.08%, and the counterparty will pay to the Company a variable rate equal to LIBOR. The transaction involved an exchange of fixed rate payments for variable rate payments and does not involve the exchange of the underlying nominal value.

     The Company has no significant debt principal payments due in 2000. Interest payments are expected to total approximately $1.2 million for the remainder of the year. The Company expects capital expenditures, including equipment obtained under lease agreements, to approximate $1.0 million for the remainder of the year. The capital expenditures are associated with expansion of capacity to meet the needs of certain key customers along with normal replacement of existing equipment. The capital expenditures are expected to be financed with cash from operations, supplemented with leasing arrangements and the Credit Facility.

     In 2000, the Company's cash generated from operations decreased by $4.8 million to a use of $0.3 million from proceeds of $4.5 million in 1999. The Company has spent $6.6 million in 2000 to make purchases of property, plant and equipment. The Company borrowed $21.5 million under the Credit Facility through September 30, 2000. The Company has borrowed an additional $0.1 million under the Credit Facility, resulting in an outstanding balance of $21.6 million as of November 9, 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued classifying the accounting for derivatives under the new standard. The Company is in the process of evaluating the impact these pronouncements will have on its consolidated financial statements.

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

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits.

                  Exhibit 10.1  Amended and Restated Credit Agreement

                  Exhibit 27.   Financial Data Schedule

                  (b) Reports on Form 8-K.

                  Form 8K filed on August 22, 2000, reporting under Item 5; financial statements were not filed.

                  Form 8K filed on July 19, 2000, reporting under Item 5; financial statements were not filed.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 21, 2000                  AMM HOLDINGS, INC.



                                          By: /s/ James T. Sprouse
                                              -----------------------------
                                              James T. Sprouse
                                              Corporate Controller