Form 10-K
period 2000-12-31
AMM HOLDINGS INC
filed 2001-04-17
CIK 1067531

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                       COMMISSION FILE NUMBER: 333-26943

                           --------------------------

                               AMM HOLDINGS, INC.

                (Name of registrant as specified in its charter)

               DELAWARE                                     52-2088661
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

        2100 S.W. 71ST TERRACE                                33317
               DAVIE, FL                                    (Zip Code)
    (Address of principal executive
               offices)

                                 (954) 577-2660
              (Registrant's telephone number, including area code)

                           --------------------------

    Securities registered under Section 12(b) of the Act:  None

    Securities registered under Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrants (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As the Registrants' Common Stock is not publicly traded, the aggregate market value of the voting stock held by non-affiliates of the Registrants cannot be determined.

    Indicate the number of shares outstanding of each of the Registrants' classes of Common Stock, as of the latest practicable date.

                                                                              OUTSTANDING
     DATE                                  CLASS                                SHARES
--------------  ------------------------------------------------------------  -----------
April 13, 2001  AMM Holdings, Inc. Common Stock, $.01 par value.............     1,000

    Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc. which is a wholly-owned subsidiary of AMM Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AMM HOLDINGS, INC.
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I.........................................................................    1
    Item 1.        Business....................................................    1
    Item 2.        Properties..................................................   11
    Item 3.        Legal Proceedings...........................................   12
    Item 4.        Submission of Matters to a Vote of Security Holders.........   13
PART II........................................................................   13
    Item 5.        Market Price of and Dividends on the Registrant's Common
                   Equity and Related Stockholder Matters......................   13
    Item 6.        Selected Financial Data.....................................   14
    Item 7.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................   15
    Item 7A.       Quantitative and Qualitative Disclosures About Market
                   Risks.......................................................   21
    Item 8.        Financial Statements and Supplementary Data.................   23
              (1)  Report of Independent Public Accountants....................   23
              (2)  Consolidated Balance Sheets for fiscal years ended December
                   31, 1999 and 2000...........................................   24
              (3)  Consolidated Statements of Operations for fiscal years ended
                   December 31, 1998, 1999 and December 31, 2000...............   25
              (4)  Consolidated Statements of Comprehensive Income (Loss) for
                   fiscal years ended 1998, 1999 and 2000......................   26
              (5)  Consolidated Statements of Deficit for fiscal years ended
                   December 31, 1998, 1999 and 2000............................   27
              (6)  Consolidated Statements of Cash Flows for fiscal years ended
                   December 31, 1998, 1999 and 2000............................   28
              (7)  Notes to Consolidated Financial Statements..................   30
    Item 9.        Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................   49
PART III.......................................................................   49
    Item 10.       Directors and Executive Officers of the Registrant..........   49
    Item 11.       Executive Officer Compensation..............................   50
    Item 12.       Security Ownership of Certain Beneficial Owners and
                   Management..................................................   51
    Item 13.       Certain Relationships and Related Transactions..............   52
PART IV........................................................................   53
    Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
                   8-K.........................................................   53

                                     PART I

ITEM 1. BUSINESS.

    AMM Holdings ("AMM Holdings", a wholly-owned subsidiary of AMM Holdings,
LLC) is a holding company and does not have any material operations or assets other than ownership of all the capital stock of Anchor Holdings, Inc. ("Holdings"), which does not have any material operations or assets other than ownership of all the capital stock of Moll Industries, Inc. (the "Company"), an operating company. AMM Holdings generated 2000 net sales, net loss and EBITDA of $343.6 million, $11.9 million and $34.5 million, respectively.

OVERVIEW OF THE COMPANY

    The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe.

    The Company serves over 350 customers, including leading multinational companies such as Asyst, Invensys, Kimberly-Clark, Motorola, Renault, Schering-Plough, SEB, Siemens, Whirlpool and Xerox. Products using the Company's plastic components are sold in a wide range of end markets, including telecommunications, household appliances, automobiles and medical devices. The Company believes that the diversity of its customers, markets and geographic regions creates a stable revenue base and reduces the Company's exposure to particular market or regional economic cycles. The Company generated 2000 net sales, net loss and EBITDA of $343.6 million, $5.9 million and $34.5 million, respectively, making it one of the largest non-automotive plastic injection molding companies in North America and one of the largest plastic component suppliers in Europe.

    The Company has 22 production facilities with approximately 600 molding machines throughout North America and Europe, including France, the United Kingdom and Portugal. The Company is capable of providing its customers with integrated design and prototype development, mold design and manufacturing, advanced plastic injection molding capabilities, and value-added finishing services, such as hot stamping, pad printing, assembly and complete product testing, all of which enable it to provide "one-stop" shopping to customers seeking a wide range of services. The Company's technologically advanced production facilities and equipment enable it to provide customized solutions to highly demanding customer specifications. Management believes that few competitors offer the scale, expertise, reputation and range of services that the Company provides.

    The Company was formed through the merger in 1998 (the "Merger") of two leading plastic injection molders, Moll PlastiCrafters Limited Partnership ("Moll") and Anchor Advanced Products, Inc. ("Anchor"), which were each controlled by Mr. George Votis. See Note 3 to the Notes to Consolidated Financial Statements for a description of the Merger and the accounting treatment thereof. Immediately prior to the Merger, Moll and Anchor were independently operated entities. Anchor survived the Merger and changed its name to "Moll Industries, Inc." Mr. Votis acquired Moll's predecessor in 1989 and has since completed seven acquisitions, increasing Moll's revenues from approximately $8 million in 1989 to approximately $223.5 million in 1998 on a pro forma basis. Such acquisitions included the acquisition in August 1997 of a group of companies that had previously been under common ownership ("Hanning") which supplies injection molded plastic components for use in digital photocopiers with manufacturing facilities located in the United States, the United Kingdom and Germany, which had 1998 revenues of $47.0 million, and the acquisition in January 1998 of Somomeca Industries S.A.R.L. and its subsidiaries ("Somomeca"), a French injection molder which had 1998 revenues of $90.5 million. In March 1998, Mr. Votis acquired Anchor, which began operations in 1941 as a manufacturer of cosmetic brushes for Maybelline and which had revenues of $143.0 million in 1998. In June 1998, the Company acquired Gemini Plastic Services, Inc. ("Gemini") which had revenues of $19.6 million in 1998. In April 1999, the Company acquired three locations of Compression, Inc., which designs products for the industrial and consumer products markets. In May 1999, the Company acquired Souplex, Limited, a telecommunications and consumer products plastic molding and tooling building company with two locations in the United Kingdom. In November, 2000, the Company formed Moll do Brazil LTDA. This entity will serve as a holding company for investments made in Brazilian plastic injection molding companies.

    The Company was formed to combine the manufacturing, marketing and management resources of Moll and Anchor to create further opportunities for growth and development. As a result of the Merger, management believes that the Company is positioned to benefit from the growth and consolidation of the plastics industry. The Company also believes that the consummation of the Merger significantly enhanced its future growth prospects and revenue stability by broadening its customer base, manufacturing capabilities and geographic presence. Moreover, the Company believes it is benefitting from its increased scale, ability to centralize certain key logistical functions and cost savings opportunities.

    In addition to the Merger, in June 1998, the Company consummated an offering (the "Offering") of $130,000,000 of its 10 1/2% Senior Subordinated Notes due 2008 (the "Subordinated Notes") (the Offering, together with the Merger and the acquisition of Gemini, the "Transactions"). Also in June 1998, AMM Holdings consummated an offering (the "Senior Discount Note Offering") of $68.0 million of its 13 1/2% Senior Discount Notes due 2009 (the "Senior Discount Notes"). Holdings is the guarantor of the Company's 11 3/4% Series B Senior Notes due 2004 (the "Senior Notes") issued by Anchor prior to the Merger.

    The structure of the Company is as indicated in the table below:

[LOGO]

    Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

    Certain of the merged companies have experienced better operating results than others. Management continually evaluates its operations, especially those that are performing at a below average level. As a result of the evaluation, the Company has 1) sold its metal fabrication business in March 1999 to a supplier,
2) sold a non-essential tool building facility in March 1999, 3) closed its Round Rock, Texas molding facility, moving production from this facility to existing capacity in other

Company facilities, 4) sold its Germany division, which was experiencing significant losses due to declining revenues from its primary customers, 5) sold its Chalon, France tooling operation in June 2000, 6) discontinued its Display division in November 2000, 7) sold its Cosmetics division to a strategic buyer in November 2000, 8) sold the California location of Compression in December 2000 and 9) decided to downsize its Brush division in December 2000 following the loss of the Colgate and Oral B contracts. Management continues to evaluate its remaining operations with the goals of improved asset utilization and reduced costs. In particular, management is monitoring its European operations closely, which have experienced a decline in performance due to weak tooling sales, costs associated with the start-up of the Villefranche facility, inefficiencies associated with the start-up of a new product, product pricing issues on a major new contract and increased cost of raw materials. The Company is currently considering opportunities to sell all or a portion of its European tooling operations.

    AMM Holdings has incurred net losses of $17.3 million, $37.7 million and $11.9 million for the years ended December 31, 1998, 1999 and 2000, respectively, and has a stockholder's deficit of $109.3 million at December 31, 2000.

    The Company's Credit Facility contains certain financial and restrictive covenants with which the Company was not in compliance at December 31, 2000 based upon its financial results in the fourth quarter of 2000. On April 13, 2001, the Company received a waiver of the non-compliance and an amendment to the Credit Facility which modified the financial covenants for 2001. AMM Holdings is dependent upon availability under the revolving loan portion of the Credit Facility to meet working capital needs, debt service obligations, capital expenditure needs, and other cash flow requirements during 2001. Management's projections and related operating plans, while still projecting net losses in 2001, indicate the Company can remain in compliance with the new financial covenants and meet AMM Holdings' expected obligations throughout 2001. However, these projections anticipate improved operating performance over recent results and as with all projections, it is not certain management's projections will be achieved. Management is also pursuing other alternative financing options to supplement the revolving loan, including factoring certain amounts of accounts receivable, disposition of unutilized fixed assets, the sale and leaseback of real estate, and a substantial refinancing of AMM Holdings' capital structure.

    In the event of default under the Credit Facility, the lenders have the ability to demand payment of all outstanding amounts which will have a material, adverse impact on AMM Holdings' consolidated financial position, results of operations and cash flows. In addition, the Subordinated Notes and Senior Discount Notes contain cross-default provisions under which AMM Holdings would be in default allowing an acceleration of amounts due.

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

    STRONG CUSTOMER RELATIONSHIPS. The Company believes that its ability to attract and retain customers is in part attributable to the high level of customer service it provides. The Company also believes that frequent interaction with its customers in the product development process helps it to develop long-term relationships. Of the Company's top ten customers in 2000, two have been with the Company for over fifty years, three have been with the Company for over ten years and the remainder have been with the Company for over five years. For many of its key customers, the Company is the sole supplier for specific parts. The Company's emphasis on customer partnerships and its long-standing customer relationships provide it with a significant competitive advantage.

    MANUFACTURING CAPABILITIES. The Company utilizes a wide range of advanced manufacturing processes, such as gas assist molding, co-injection and two-shot molding, automated assembly and testing, in-mold decorating and thin-wall molding. The Company's manufacturing capabilities enable it to provide innovative solutions and supply components in an integrated process. For example, the Company worked closely with Renault to produce dashboard grilles using a newly developed co-injection molding technology.

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

BUSINESS STRATEGY

    The Company seeks to further strengthen its leadership position in the plastic molding industry and to maximize its financial performance by employing the following strategies:

    EXPAND GLOBALLY. The Company believes that it is one of the largest North American plastic injection molders with a significant European presence. Such capabilities allow the Company to (i) penetrate new geographic regions with its existing multinational customers, such as Motorola, SEB Siemens, Whirlpool and Xerox, and (ii) acquire complementary manufacturing facilities in strategic locations. Continuing to pursue this strategy will enable the Company to effectively provide a complete and integrated range of molding, manufacturing and value-added services on a global basis.

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

    CONTINUE STRATEGIC ACQUISITIONS. Strategic acquisitions have been, and management believes will continue to be, an important element in the Company's growth and in its efforts to capitalize on favorable industry trends. Subject to the availability of attractive financing options, the Company will consider future acquisition opportunities that are attractively priced and which the Company believes will strengthen its customer base, broaden its geographic presence, enhance its production capabilities and provide significant operating synergies. While the Company routinely enters into discussions with potential acquisition candidates, no material discussions have progressed beyond the preliminary stages.

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

MARKETS AND PRODUCTS

    MARKETS

    The following table sets forth the percentages of the Company's total net sales for the periods presented that were derived from sales to its different end markets:

                                                       1998(1)      1999       2000
                                                       --------   --------   --------
Household Products...................................    20.4%      24.2%      33.9%
Consumer Products....................................    29.1       24.1       20.0
Automotive...........................................    13.8       13.4       12.8
Communications/Connectivity..........................     7.0        7.3       10.8
Medical Devices......................................     8.2        6.8        6.2
Other Products.......................................    21.5       24.2       16.3
                                                         ----       ----       ----
          Total......................................     100%       100%       100%

------------------------

(1) The information for 1998 gives effect to the Transactions as if they had occurred at the beginning of the periods presented.

    HOUSEHOLD PRODUCTS

    The Company is a leading independent designer and manufacturer of plastic components used in household products including (i) refrigerators (primarily high end side-by-side refrigerators) and free standing and built-in ranges manufactured by Whirlpool, (ii) countertop appliances manufactured by Tefal,
(iii) laundry washers and dryers manufactured by Electrolux and
(iv) televisions manufactured by Daewoo. Approximately 17.8% of the Company's net sales in 2000 were derived from Whirlpool. The Company's relationship with Whirlpool is governed by a written contract. However, such contract does not contain any minimum purchase requirements on the part of Whirlpool. The contract expires on December 31, 2003. Such contract can be terminated (i) by the parties by mutual agreement at any time, and (ii) by either party unilaterally for cause, which includes, without limitation, substantial default, dissolution of either party or insolvency of either party.

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

    COMMUNICATIONS/CONNECTIVITY

    The Company designs and manufactures plastic components for telecommunications and connectivity equipment in North America and Europe, including complete multi-component assemblies for business telephones and cellular telephone handsets manufactured by Siemens and Motorola, electronic telecommunications equipment and cellular tower construction hardware manufactured by the 3M Corporation and specialty teleconstructers network servers manufactured by Dell and transport encapulation pods manufactured for Asyst Technologies.

    Management believes that this end market offers attractive growth opportunities due to growth currently being experienced in the communications and connectivity market, particularly with respect to cellular telephones and other personal communications devices.

    MEDICAL DEVICES

    The Company manufactures products for the U.S. medical device market. The Company manufactures various plastic medical devices, including blood filtration devices, angiographic syringes, intravenous equipment, in-vitro diagnostic kits, medical scrub brushes and cardiotomy reservoirs, as well as various internal and external plastic components used in medical and dental equipment manufactured by Adec, Acquson, and Alcon Medical.

    Plastics are becoming more widely used in medical devices as the medical field realizes the value of reduced breakage, the ability to manufacture extremely consistent parts in a cost effective manner and the infection control benefits of disposable products. Management believes that the medical device market offers attractive growth opportunities.

    CONSUMER PRODUCTS

    The consumer products market consists primarily of the cosmetics and oral care sectors. Prior to the sale of the Cosmetics division, the Company manufactured and supplied plastic components to the cosmetics industry in five major product categories: mascara, nail applicators, compacts, closures and lipstick containers which collectively accounted for more than 130 different mascara packages and 35 different lipstick containers. The Company enjoyed substantial business with the leading cosmetics companies, including L'Oreal/Maybelline, Mary Kay and Aveda. Approximately 12.3% of the Company's net sales in 2000 were derived from L'Oreal/Maybelline. The Company sold the Cosmetics Division in November, 2000; see page 37 for a discussion of the sale.

    The Company is a designer, manufacturer and packager of toothbrushes with an estimated 2000 market share of approximately 8% of all toothbrush manufacturing. Management estimates that the domestic market for toothbrushes was 720 million units in 2000. The Company manufactured toothbrushes for Colgate-Palmolive and SmithKline Beecham, under such well-known brand names as Colgate-Registered Trademark- and Flexosaurus-Registered Trademark-, and electric toothbrush heads for Teledyne Water Pik, a division of Teledyne Industries, Inc. See page 38 for a discussion of declines in the Brush Division, including the Colgate relationship.

    OTHER PRODUCTS

    The Company manufactures and assembles a broad range of commercial and industrial soap dispensing equipment for Kimberly-Clark and components of copiers for Xerox. The Company also manufactures hatch covers used in recreational boats manufactured by Tempress, and plastic lawn and garden equipment for Electrolux Consumer Products. In addition, the Company manufactures resealable "living hinge" plastic closures for Tetrapak. Prior to the shutdown of the Display division, the Company also manufactured and assembled point-of-purchase displays for Maybelline.

GEOGRAPHIC MARKETS

    The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company has 22 production facilities with approximately 600 molding machines throughout North America and Europe, including France, the United Kingdom and Portugal. The Company derived approximately 70% and 30% of its fiscal 2000 net sales in North America and Europe, respectively. While the Company believes its increased global presence allows it to better service its numerous multinational customers, the Company views its markets in North America and

Europe as distinct in terms of customer base and product requirements. Within each of these markets, the Company places great emphasis on serving individual regional and national markets separately from international markets and customers because such regional and national customers often have specific requirements and preferences. Overall, the Company believes that its global presence provides international market penetration while facilitating more customized and expedient service at the local and regional market level through proximity to its customers.

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

DESIGN AND TOOLING

    The Company has one design office in the United States and one in Canada. The Company has two tooling facilities in France and one such facility in each of Portugal, the United Kingdom and the United States.

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

MOLDING

    The Company has nine plants for manufacturing plastic components in the United States, five such plants in France and two such plants in the United Kingdom.

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

RAW MATERIALS

    The Company's primary raw materials are various plastic resins, nylon and packaging materials. Raw material prices are subject to cyclical price fluctuations, including those arising from supply shortages and as a result of changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resin is derived. Accordingly, the Company's financial performance is directly linked to its ability to pass along increased raw material costs to its customers. Although the Company has historically been able to pass on increased costs to most customers, there can be no assurance that it will be able to do so in the future or that a significant price increase in raw materials would not have a material adverse effect on the Company's financial condition and results of operations. Although most of the raw materials used by the Company are available from several suppliers, several of such raw materials are currently obtained from single sources. The Company has no reason to believe that there will not be an ample supply of its raw materials at prices commercially acceptable to the Company for the reasonably foreseeable future, but the Company cannot make any prediction as to the future price of such raw materials.

MARKETING AND SALES

    The Company seeks to increase its sales through cross-selling to its existing customer base and by attracting new customers. The Company's primary marketing strategy is to develop and maintain close working relationships with the engineering, procurement, quality, tooling and manufacturing departments of its customers. Several of the Company's largest customers are serviced by a dedicated sales agent. The Company employs nine sales agents and uses three independent sales agents to service its customers. These relationships help ensure close cooperation in product design and help the Company in gaining repeat and new business with its existing customer base. The Company believes that its design, engineering and tooling expertise, together with its ability to service and cross sell to customers from multiple locations on a worldwide basis, have enabled it to broaden its product lines, further penetrate its existing customer base and attract new customers.

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

EMPLOYEES

    As of December 31, 2000, the Company had approximately 2,350 employees, and approximately 26% of such employees were covered by collective bargaining agreements. The Company's employees in the United States and the United Kingdom are neither represented by a union nor covered by any collective bargaining agreement. The Company's employees in France are covered by national and regional collective agreements for the plastics industry and the steel and metal industry. Such collective agreements were not negotiated between the Company and its employees, but rather were concluded by representatives of all employers and employees in such industries. Some of the collective agreements covering the Company and its employees have been extended by the French Labor Ministry to have nationwide scope, while others apply regionally only. Such collective agreements do not expire until the employers' or employees' representatives give the other party prior notice.

    The Company has historically enjoyed good employee relations.

ITEM 2. PROPERTIES.

    The Company's and AMM Holdings' corporate headquarters are located at 2100 S.W. 71st Terrace, Davie, Florida.

    As of December 31, 2000, the Company owned or leased 10 production facilities in the United States, seven production facilities in France, three production facilities in the United Kingdom and one production facility in each of Canada and Portugal. The Company believes that its facilities are well maintained and in good operating condition and anticipates that the facilities will be sufficient to meet the Company's needs for the next several years. There can be no assurance, however, that unanticipated developments will not occur that would require the Company to add or eliminate production facilities sooner than expected. The following table indicates as at the date hereof the locations, the area, nature of ownership, and principal use of the Company's land and related facilities.

                                                     AREA
LOCATION                                           (SQ. FT.)   OWNERSHIP            USE
--------                                           ---------   ---------   ----------------------
NORTH AMERICA
Atlanta, Georgia.................................     4,715     Leased     Design/engineering
Austin, Texas....................................    79,000     Owned      Manufacturing
Evansville, Indiana..............................     5,000     Leased     Engineering office
Fort Lauderdale, Florida.........................    85,000     Owned      Manufacturing
Fort Smith, Arkansas.............................   143,000     Owned      Manufacturing
Harlingen, Texas (vacant)........................    45,000     Owned      Warehouse
Morristown, Tennessee............................    90,000     Leased     Assembly
Morristown, Tennessee, Plant B...................   180,000     Owned      Manufacturing
Morristown, Tennessee, Plant C (vacant)..........   120,000     Owned      Manufacturing
Nashville, Tennessee.............................   121,000     Owned      Manufacturing
Newberg, Oregon..................................   108,000     Owned      Manufacturing
Rochester, New York..............................    79,000     Owned      Manufacturing
San Antonio, Texas...............................    62,000     Leased     Manufacturing
Seagrove, North Carolina.........................    31,700     Leased     Warehouse
Seagrove, North Carolina.........................   133,200     Owned      Manufacturing
Waterloo, Ontario................................     3,200     Leased     Design/engineering

EUROPE
Blanzy, France...................................    57,750     Leased     Manufacturing
                                                     35,400     Leased     Warehouse
Bonneval, France.................................    19,800     Owned      Manufacturing
                                                     26,080     Leased     Mold shop/engineering
Broadoak, United Kingdom.........................     8,300     Owned      Mold shop
Chalon, France...................................    21,175     Leased     Manufacturing
Gloucester, United Kingdom.......................    53,000     Leased     Manufacturing
Marinha Grande, Portugal.........................    81,850     Owned      Mold shop
Morecambe, United Kingdom........................    97,086     Owned      Manufacturing
Rouvray, France..................................   109,000     Leased     Manufacturing
Saint-Vit, France................................    12,320     Owned      Mold shop
Villefranche, France.............................   126,000     Leased     Manufacturing
Villers, France..................................   111,000     Owned      Manufacturing

    To the extent any such properties are leased, the Company expects to be able to renew such leases or lease comparable facilities on terms commercially acceptable to the Company. Management believes that the Company's existing facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS.

    The Company believes that it is not presently a party to, or threatened with, any litigation the outcome of which would have a material adverse effect on its financial condition or results of operation. A suit was filed against the Company in early 2001 by the purchaser of the Company's former division in Germany. The plaintiff is seeking recovery of damages of approximately
$3.8 million. Management believes the suit is without merit and plans to defend it vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

    Other than as noted above, the Company has not declared or paid cash dividends on its common stock, presently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of dividends, in cash or in kind, without the bank's consent. The Company is further prohibited from the payment of dividends, in cash or in kind, by the terms of the Subordinated Notes.

ITEM 6. SELECTED FINANCIAL DATA.

               SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA(1)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31
                                            -----------------------------------------------------
                                              1996        1997       1998       1999       2000
                                            ---------   --------   --------   --------   --------
Statement of Operations Data:
  Net sales...............................  $  89,464   $116,947   $311,413   $398,027   $343,603
  Gross profit............................     16,503     19,861     38,906     42,607     39,161
  Selling, general and administrative
    expenses..............................      7,190     10,758     28,923     35,877     28,868
  Loss on restructure or closure of
    facilities............................         --      1,176      4,997      1,139     27,226
  Operating income (loss).................      8,574      8,186      3,589      5,391    (17,133)
  Other (income) expense..................         50       (299)       414      6,691    (29,663)
  Interest expense, net...................      2,518      3,405     20,197     35,747     35,683
  Income (loss) before taxes and
    extraordinary item....................      6,037      4,645    (17,261)   (37,047)   (23,153)
  Provision (benefit) for income taxes....         --         82     (1,963)       683     (1,401)
  Extraordinary item(2)...................         --         --      1,971         --     (9,829)
  Net income (loss).......................      6,037      4,563    (17,269)   (37,730)   (11,923)
  Loss per share..........................                                     (37,730)   (11,923)

Pro Forma Information:
  Provision (benefit) for income taxes....  $   2,415   $  2,531   $ (3,421)
  Income (loss) before extraordinary
    item..................................      3,622      2,114    (13,840)
  Earnings (loss) per share before
    extraordinary item....................       2.33       1.36    (13,840)

Other Data:
  EBITDA(3)...............................  $  12,703   $ 13,450   $ 19,329   $ 23,423   $ 34,494
  Cash flows from operating activities....     10,802      5,506     11,584     12,113        892
  Cash flows from investing activities....    (11,592)   (14,215)   (45,756)   (15,122)    54,838
  Cash flows from financing activities....      1,336      9,595     49,508     (9,606)   (56,556)
  Depreciation and amortization...........      4,148      5,404     16,393     26,557     23,602
  Capital expenditures....................      1,387      6,562     21,374     17,422      9,696
  Ratio of earnings to fixed charges(4)...       2.9x       2.1x       0.2x       0.0x       0.5x

                                                               AT DECEMBER 31
                                            -----------------------------------------------------
                                              1996        1997       1998       1999       2000
                                            ---------   --------   --------   --------   --------
Balance Sheet Data:
  Total assets............................  $  53,901   $ 86,924   $332,200   $299,166   $209,160
  Long-term debt obligations..............     33,640     47,932    292,457    293,850    231,826

------------------------

(1) The financial data presented here for the periods prior to June 26, 1998 is derived from the financial statements of Moll, as Moll was the accounting acquiror in the Merger. Since the Merger, there are no significant differences between the financial statements of Moll Industries, Inc. and Anchor Holdings, Inc.

(2) Amount represents loss (gain) on extinguishment of debt.

(3) EBITDA represents income before taxes plus interest expense, net, depreciation and amortization. While EBITDA should not be construed as a substitute for operating income, net income or cash flows from operating activities as determined under GAAP in analyzing the referenced company's operating performance, financial position or cash flows, the referenced company has included

    EBITDA because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. As all companies may not calculate EBITDA in the same manner, these amounts may not be comparable to other companies.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company's products are sold to a wide range of end-markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices. For the year ended December 31, 2000, AMM Holdings had net sales of $343.6 million, net loss of $11.9 million and EBITDA of $34.5 million, making it one of the largest non-automotive plastic injection molding companies in North America and one of the largest plastic component suppliers in Europe.

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

    In 1996, Moll acquired a 69% interest in Reliance, which manufactures a proprietary line of camping equipment and bulk storage containers. Immediately prior to the June 1998 merger, Moll distributed its 69% Class B limited partnership interest in Reliance to certain of Moll's limited partners. In August 1997, Moll acquired Hanning, a leading supplier of injection molded plastic components for use in digital photocopiers, with manufacturing facilities located in the United States, the United Kingdom and Germany. In January 1998, Moll acquired Somomeca; a major French supplier of injection molded plastic components and plastic injection molds. In March 1998, Mr. Votis acquired Anchor from affiliates of the Thomas H. Lee Company.

    In June 1998, the Company was formed through the merger of two leading plastic injection molders, Moll and Anchor, which were each controlled by Mr. Votis. Prior to the Merger, Moll and Anchor were independently operated entities. In the Merger, the owners of Moll contributed their interest in Moll to AMM Holdings, Inc. ("AMM Holdings") in exchange for common shares of AMM Holdings. AMM Holdings contributed these interests in Moll to Holdings and ultimately to Anchor. Moll was merged into Anchor at which time the name of Anchor was changed to Moll Industries, Inc. As the owners of Moll owned a majority of the outstanding shares of AMM Holdings subsequent to the Merger, Moll was considered the accounting acquiror in the Merger; therefore, the consolidated financial statements presented for all periods herein are those of Moll, and exclude those of Anchor prior to June 26, 1998.

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

    The Company's operating results have been lower than expected since the Merger. As a result, management has and continues to evaluate all of it operations. These evaluations have to date resulted in the decisions to 1) sell its metal fabrication business in March 1999 to a supplier, 2) sell a non-essential tool building facility in March 1999, 3) close its Round Rock, Texas molding facility, moving production from this facility to existing capacity in other Company facilities, 4) sell its Paderborn, Germany facility, which had incurred significant losses due to declines in volume, in December 1999,
5) sell its Chalon, France tool building operation in June 2000, 6) discontinue its Display division in November 2000, 7) sell its Cosmetics division to a strategic buyer in November 2000, 8) sell the California location of Compression in December 2000 and 9) downsize its Brush division in December 2000 following the loss of the Colgate and Oral B contracts.

    The Cosmetics division sale was effective on November 14, 2000. Through the effective date, the division had sales of $38.1 million and EBITDA of $8.0 million. The division was sold for $66.2 million in cash resulting in a gain on the transaction of $32.4 million. Assets sold in the transaction included the relationships with L'Oreal/Maybelline and Mary Kay, the production facility in Matamoros, Mexico and the working capital associated with the division. Proceeds of the sale were used to reduce leverage.

    On October 26, 2000, the Company reached an agreement with Maybelline to cancel immediately the contract for the production of point-of-purchase display units for Maybelline. The Display division had been unable to grow its customer base beyond Maybelline resulting in a cyclical business that was difficult to operate profitably. The division had sales of $14.9 million and EBITDA of $0.4 million through October 28, 2000. The division was closed as of October 28, 2000. The Company incurred a loss on the closure of $5.6 million, primarily as a result of the write-off of fixed assets and goodwill.

    In October, 2000, Colgate exercised its option to cancel its contract with the Company and in November, 2000, the Company was notified that Oral B was cancelling its contract with the Company. As a result of these developments, the Brush division was restructured. The division's focus was changed to emphasize custom molding as opposed to brush manufacturing as the market indicates this would result in the highest probability of asset realization. However, certain assets related specifically to brush manufacturing were made obsolete by the restructuring. Thus the Company wrote-off $21.1 million of fixed assets and goodwill associated with the acquisition of the division. The total loss due to the restructuring was $22.3 million. The Company is pursuing the recovery of losses sustained as a result of the cancellation of the Oral B contract. However, due to the uncertainty associated with the recovery no amounts have been reflected in the financial statements.

    During 2000, the French division performed at a lower than expected level. The sales for the division for 1999 and 2000 were $86.7 million and $81.2 million, respectively, while its EBITDA was $8.9 million and $2.5 million, respectively. The disappointing results were primarily attributable to 1) the start-up of a new facility associated with a significant expansion of the contract with SEB and the move of the previously existing business with SEB to the new facility, 2) product pricing issues associated with the SEB contract, 3) decline in tool building activity and associated margins and 4) an increase in resin prices that could not be passed on to the automotive market. As a result of the poor performance, the unit manager previously responsible for the North American home appliance and business equipment units has been temporarily relocated to France to manage its operations. Additionally, the Company is pursuing opportunities to sell its French tool building operations.

    Management continues to evaluate its other divisions as to their future strategic fit within the organization and their projected results of operations. Additional locations/divisions could be sold or closed as management continues the evaluation. Concurrently, subject to the availability of financing, expansion could occur in other divisions as the Company continues its growth with strategic customers.

    During 2000, management initiated a program to reduce the Company's leverage. The Company's debt was reduced from $252.8 million to $189.6 million over the year. In August, the Company successfully completed a tender for $50 million of its 11.75% Senior Notes. The tender was financed under an amended credit facility with Bank of America ("Credit Facility"). The Senior Notes were repurchased at a 15% discount resulting in a gain of $4.9 million.

    In November, the Company used the proceeds of the sale of the Cosmetics division to tender for another $41.4 million of the Senior Notes, again at a 15% discount. This resulted in a gain of $4.9 million. The Company used additional proceeds of the sale to reduce its bank term debt by $11.4 million and its revolving loan debt by $18.3 million.

    Additionally, in January 2001, the Company reduced its leverage by an additional $8.4 million as it used availability under its revolving loan to repurchase $13.5 million of its 10.5% Subordinated Notes at a 63.5% discount. This transaction resulted in a gain of $7.7 million that will be recognized in 2001. The Company plans to continue to evaluate its financing options and may from time to time make additional open market purchases of its Subordinated Notes. Affiliates of AMM Holdings have in the past and may in the future make open market purchases of Senior Discount Notes.

    Certain of AMM Holdings' operating data for fiscal years 1998, 1999 and 2000 are set forth below as percentages of net sales:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net sales...................................................    100.0%     100.0%     100.0%
Gross profit................................................     12.5       10.7       11.4
Selling, general and administrative.........................      9.3        9.0        8.4
Management and consulting fee to related parties............      0.4        0.0        0.0
Loss on restructure or closure of facilities................      1.6        0.3        7.9
Operating income (loss).....................................      1.2        1.4       (5.0)
Interest expense, net.......................................      6.5        9.0       10.4
Other income (expense)......................................     (0.1)      (1.7)       8.6
Provision (benefit) for income taxes........................     (0.6)       0.2       (0.4)
Extraordinary item..........................................      0.6        0.0        2.9
Net loss....................................................     (5.5)      (9.5)      (3.5)

FISCAL 2000 VS. FISCAL 1999

    NET SALES. Net sales decreased by $54.4 million, or 13.7%, to $343.6 million for Fiscal 00 from $398.0 million for Fiscal 99. The decrease was due to the sale of the Germany division as of December 31, 1999, which produced net sales of $21.6 million in Fiscal 99. Additionally, sales decreased by $18.8 million in the Display division as sales of the point-of-purchase display units returned to a more normal level after the unusually high sales of the preceding year when the new display unit was introduced, and by $12.4 million in the Brush division due to continued declines with Proctor and Gamble and Colgate as they continue to move production to other sources. Lastly, sales in the Medical division decreased due to a decline in sales to Abbott of $3.2 million and Bio-Medical Disposal of $1.2 million. These decreases were offset by increases in sales to Invensys of $2.9 million, Siemens of $2.4 million and Whirlpool of $2.2 million.

    GROSS PROFIT. Gross profit decreased by $3.4 million, or 8.1%, to $39.2 million for Fiscal 00 from $42.6 million for Fiscal 99. The decrease was the result of the decline in sales in the Brush and Medical divisions resulting in a $6.1 million and $2.8 million decrease, respectively, and the start-up of the Villefranche facility that incurred a negative margin of $2.4 million for the period. These decreases were offset in part by the elimination of the Germany division which incurred a negative gross margin of $1.5 million in Fiscal 99. Additionally, the Cosmetics division earned $2.7 million more gross profit in Fiscal 00 due to the consolidation of facilities that occurred in late Fiscal 99; the Compression division earned $1.2 million more gross profit due to the downsizing of the California location that occurred in early Fiscal 00 and the Display and Ft. Lauderdale divisions earned $1.2 million and $1.0 million, respectively, more gross profit due to cost reductions made in the facilities. Gross profit as a percentage of sales increased from 10.7% in Fiscal 99 to 11.5% in Fiscal 00. The improvement in the gross profit percentage was the result of the consolidations and cost reductions discussed above.

    SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses decreased by
$7.0 million, or 19.5%, to $28.9 million for Fiscal 00 from $35.9 million for Fiscal 99. The sale of the Germany and Cosmetics divisions, along with the closure of the Display division resulted in a reduction of $3.7 million. The remaining decrease was due to cost reductions across the Company, especially in the UK, Medical and Communications/Connectivity divisions.

    LOSS ON RESTRUCTURE OR CLOSURE OF FACILITIES. Loss on restructure or closure of facilities consists of the losses incurred in connection with the restructuring of the Brush division of $21.6 million and the closure of the Display division of $5.6 million. See Note 7 to the Consolidated Financial Statements.

    OPERATING INCOME (LOSS). Operating income (loss) decreased by $22.5 million to a loss of $17.1 million for Fiscal 00 from income of $5.4 million for Fiscal 99 as a result of the above factors.

    INTEREST EXPENSE, NET. Interest expense was unchanged for Fiscal 00 compared to Fiscal 99 at $35.7 million.

    OTHER INCOME (EXPENSE). Other income (expense) increased $36.4 million to income of $29.7 million for Fiscal 00 from expense of $6.7 million for Fiscal
99. Fiscal 99 includes the loss on the sale of the Germany division. Fiscal 00 includes the gain from the sale of the Cosmetics division of $32.4 million. It also includes the loss on the sale of the Chalon facility of $1.9 million and the Compression California division of $1.3 million.

    INCOME TAXES. Income taxes decreased $2.1 million to a benefit of $1.4 million for Fiscal 00 from expense of $0.7 million for Fiscal 99 due to the losses in the French division.

    EXTRAORDINARY ITEM. Extraordinary income of $9.8 million consists of the gains realized on the refinancing of a portion of the Company's debt in August and retirement of an additional portion of the Company's debt in November. In total, the Company retired $91.4 million of its Senior Notes at a 15% discount to the face value. Proceeds from the sale of the Cosmetics division and bank financing were used to retire the debt.

    NET LOSS. Net loss decreased $25.8 million to $11.9 million for Fiscal 00 from $37.7 million for Fiscal 99 as a result of the above factors.

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

    GROSS PROFIT. Gross profit increased by $3.7 million, or 9.5%, to $42.6 million for Fiscal 99 from $38.9 million for Fiscal 98, resulting from the acquisitions of Anchor, Gemini and Souplex and the increased sales to Whirlpool. Gross profit as a percentage of sales decreased from 12.5% in 1998 to 10.7% in 1999 and on a pro forma basis, gross profit decreased $4.0 million, or 7.7%. These decreases were due to the sales of the point-of-purchase units being less profitable than the sales of tooth brushes that they replaced. Additionally, the margins related to the Anchor business are lower than historical margins; thus, a full year of these results further dilutes the margin percentage.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $7.0 million, or 24.0%, to $35.9 million for Fiscal 99 from $28.9 million for Fiscal 98 primarily due the acquisitions of Anchor, Gemini and Souplex. On a pro forma basis, SG&A increased $4.1 million, or 13.8%, due to a charge of $0.8 million for costs related to decreasing employment levels in the German division, expenses to implement management information systems in the European divisions as well as increased professional services, travel and computer costs incurred in connection with the integration of the merged companies.

    MANAGEMENT FEE. Management fee decreased $1.2 million, or 85.7%, to $0.2 million for Fiscal 99 from $1.4 million for Fiscal 98 due to restrictions in the Company's debt agreements.

    LOSS ON RESTRUCTURE OR CLOSURE OF FACILITIES. Loss on restructure or closure of facilities decreased $3.9 million to $1.1 million for Fiscal 99 from $5.0 million for Fiscal 98. Fiscal 98 includes losses incurred on the closure of the Lakewood, CT and Round Rock, TX facilities. Fiscal 99 consists of the loss incurred in the restructuring of the Compression California division.

    OPERATING INCOME (LOSS). Operating income increased by $1.8 million to $5.4 million for Fiscal 99 from $3.6 million for Fiscal 98 due to the factors discussed above.

    INTEREST EXPENSE, NET. Interest expense, net increased by $15.6 million, or 77.0%, to $35.8 million for Fiscal 99 from $20.2 million for Fiscal 98 due to the issuance of $130 million Subordinated Notes and $68 million of Senior Discount Notes near the end of the second quarter of 1998 to finance the acquisition of Anchor and Gemini and to refinance existing debt. Additionally, the Company assumed $100 million of debt in the Merger.

    OTHER INCOME (EXPENSE). Other income (expense) increased $6.3 million to $6.7 million for Fiscal 99 from $0.4 million for Fiscal 98 due to a loss of $8.3 million on the disposition of the Germany division.

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

LIQUIDITY AND CAPITAL RESOURCES

    AMM Holdings incurred net losses of $17.3 million, $37.7 million and $11.9 million for the years ended December 31, 1998, 1999 and 2000, respectively, and has a stockholder's deficit of $109.3 million at December 31, 2000.

    The Company's Credit Facility contains certain financial and restrictive covenants with which the Company was not in compliance at December 31, 2000 based upon its financial results in the fourth quarter of 2000. On April 13, 2001, the Company received a waiver of the non-compliance and an amendment to the Credit Facility which modified the financial covenants for 2001. AMM Holdings is dependent upon availability under the revolving loan portion of the Credit Facility to meet working capital needs, debt service obligations, capital expenditure needs and other cash flow requirements during 2001. Management's projections and related operating plans, while still projecting net losses in 2001, indicate the Company can remain in compliance with the new financial covenants and meet AMM Holdings' expected obligations throughout 2001. However, the projections anticipate improved operating performance over recent results and as with all projections, it is not certain management's projections will be achieved. Management is also pursuing other alternative financing options to supplement the revolving loan, including factoring certain amounts of accounts receivable, disposition of unutilized fixed assets, the sale and leaseback of real estate, and a substantial refinancing of AMM Holdings' capital structure.

    AMM Holdings believes that cash flows from operating activities, along with funds available under the Revolving Loan and other alternative financing options, will be adequate to meet debt service obligations, working capital needs and planned capital expenditures for Fiscal 01.

    In the event of default under the Credit Facility, the lenders have the ability to demand payment of all outstanding amounts which will have a material, adverse impact on AMM Holdings' consolidated financial position, results of operations and cash flows. In addition, the Subordinated Notes and Senior

Discount Notes contain cross-default provisions under which AMM Holdings would be in default allowing an acceleration of amounts due.

    AMM Holdings' liquidity requirements consist primarily of working capital needs, capital expenditures, required payments of principal and interest on borrowings under the Credit Facility, required payments of principal and interest on the European debt, required payments of interest on the Senior Notes and Subordinated Notes and principal at maturity.

    The Company's Credit Facility consists of a Term Note (with an outstanding balance of $23.6 million at December 31, 2000) and a $45 million Revolving Loan (with an outstanding balance of $5.9 million as of December 31, 2000). At December 31, 2000 an additional $15.4 million was available on the Revolving Loan. In January 2001, the Company utilized $5.1 million of the availability under its revolving loan to retire $13.5 million of its Subordinated Notes. Additionally, an interest payment of $6.8 million on the Subordinated Notes was paid in January 2001. At April 13, 2001, availability under the Revolving Loan was $5.0 million.

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

    The Company has principal payments of $8.2 million due in 2001. Interest payments are expected to total approximately $20 million. The Company expects capital expenditures to approximate $2 million in 2001. The capital expenditures are associated with expansion of capacity to meet the needs of certain key customers along with normal replacement of existing equipment. The capital expenditures are expected to be financed with cash from operations, supplemented with leasing arrangements and the Revolving Loan.

    AMM Holdings' cash from operations increased by $0.5 million to $12.1 million for fiscal 99 from $11.6 million for fiscal 98. Financing activities required the use of $9.6 million associated with principal payments of debt in the normal course of business. The Company spent $17.4 million to make purchases of property, plant and equipment, including a replacement facility in Gloucester, United Kingdom.

    AMM Holdings' cash from operations decreased by $11.2 million to $0.9 million for fiscal 2000 from $12.1 million for fiscal 1999. Financing activities required the use of $56.6 million associated with retirement of $91.4 million of the Senior Notes. The Company spent $9.7 million to make purchases of property, plant and equipment, including the new facility in Villefranche, France.

INFLATION AND CHANGING PRICES

    The Company's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins, the Company's principal raw material, are generally passed through to customers, such changes historically have not, and in the future are not expected to have a material effect on Moll's consolidated financial results; however, such changes could have an impact on an individual division's results if it cannot pass such changes on to its customers. The only division subject to pricing risk is France as the French automotive industry generally does not accept such increases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. The Company has entered into an agreement to fix the interest rate on its Credit Facility. It has not entered into any derivative-hedging transactions to manage its foreign currency risks.

    The Company derived approximately 30% of its 2000 net sales from its operations in Europe. The Company prices its products and incurs operating expenses in Europe in the currency of the country in which the product is manufactured and sold and, in the United States, in United States dollars. To the extent that costs and prices are in the currency of the country in which the products are manufactured and sold, the costs and prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AMM Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of AMM HOLDINGS, INC. (a Delaware corporation) AND SUBSIDIARY as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive loss, deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMM Holdings, Inc. and Subsidiary as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Nashville, Tennessee
April 13, 2001

                       AMM HOLDINGS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,350   $    378
  Accounts receivable, net of reserves for doubtful accounts
    of $2,194 and $2,226, respectively......................    65,212     62,181
  Inventories, net..........................................    35,452     23,181
  Deposits on tooling.......................................    13,043      6,998
  Other current assets......................................     2,291      1,871
                                                              --------   --------
    Total current assets....................................   117,348     94,609
                                                              --------   --------

PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................     3,142      2,371
  Buildings.................................................    40,552     34,345
  Machinery and equipment...................................   118,374     87,641
  Less: accumulated depreciation............................   (39,281)   (40,892)
                                                              --------   --------
  Property, plant and equipment, net........................   122,787     83,465
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE.................        --      1,811
                                                              --------   --------
GOODWILL, NET...............................................    42,562     14,092
                                                              --------   --------
OTHER ASSETS, NET...........................................    16,469     15,183
                                                              --------   --------
    Total assets............................................  $299,166   $209,160
                                                              ========   ========

                             LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term obligations..................  $  2,853   $  6,279
  Current portion of capital lease obligations..............     2,066      1,896
  Short-term borrowings.....................................     1,965      6,832
  Accounts payable..........................................    42,191     42,444
  Accrued interest..........................................     9,987      7,315
  Accrued liabilities.......................................    22,294     15,683
  Deferred tooling revenue..................................    10,586      4,682
                                                              --------   --------
    Total current liabilities...............................    91,942     85,131
                                                              --------   --------
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION...............   282,488    214,307
                                                              --------   --------
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION...........     6,443      9,344
                                                              --------   --------
DEFERRED INCOME TAXES.......................................     4,866      2,727
                                                              --------   --------
OTHER NON-CURRENT LIABILITIES...............................     7,529      6,974
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES
DEFICIT:
  Common stock ($.01 par value, 3 shares authorized, 1 share
    issued and outstanding).................................        --         --
  Additional paid in capital................................       387        387
  Accumulated deficit.......................................   (90,139)  (102,062)
  Accumulated other comprehensive loss......................    (4,350)    (7,648)
                                                              --------   --------
    Total deficit...........................................   (94,102)  (109,323)
                                                              --------   --------
    Total liabilities and deficit...........................  $299,166   $209,160
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       AMM HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998       1999        2000
                                                              --------   ---------   ---------
NET SALES...................................................  $311,413   $ 398,027   $ 343,603
COST OF SALES...............................................   272,507     355,420     304,442
                                                              --------   ---------   ---------
  Gross profit..............................................    38,906      42,607      39,161
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..................................................    28,923      35,877      28,868
MANAGEMENT AND CONSULTING FEE TO RELATED PARTIES............     1,397         200         200
LOSS ON RESTRUCTURE OR CLOSURE OF FACILITIES................     4,997       1,139      27,226
                                                              --------   ---------   ---------
  Operating income (loss)...................................     3,589       5,391     (17,133)
INTEREST EXPENSE, NET.......................................    20,197      35,747      35,683
OTHER (INCOME) EXPENSE......................................       414       6,691     (29,663)
MINORITY INTEREST IN INCOME OF SUBSIDIARY...................       239          --          --
                                                              --------   ---------   ---------
LOSS BEFORE TAXES AND EXTRAORDINARY ITEM....................   (17,261)    (37,047)    (23,153)
PROVISION (BENEFIT) FOR INCOME TAXES........................    (1,963)        683      (1,401)
                                                              --------   ---------   ---------
LOSS BEFORE EXTRAORDINARY ITEM..............................   (15,298)    (37,730)    (21,752)
  Extraordinary Item--(Gain) Loss on extinguishment of
    debt....................................................     1,971          --      (9,829)
                                                              --------   ---------   ---------
NET LOSS....................................................  $(17,269)  $ (37,730)  $ (11,923)
                                                              ========   =========   =========
  Loss before extraordinary item per share..................             $ (37,730)  $ (21,752)
                                                                         =========   =========
  Loss per share............................................             $ (37,730)  $ (11,923)
                                                                         =========   =========
  Weighted average number of shares outstanding.............                     1           1
                                                                         =========   =========
PRO FORMA INFORMATION (UNAUDITED)
  Benefit for income taxes..................................  $ (3,421)
                                                              ========
  Net loss before extraordinary item........................  $(13,840)
                                                              ========
  Loss per share............................................  $(13,840)
                                                              ========
  Weighted average number of shares outstanding.............         1
                                                              ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AMM HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
NET LOSS....................................................  $(17,269)  $(37,730)  $(11,923)
OTHER COMPREHENSIVE INCOME (LOSS):
  Deferred pension gain (loss)..............................      (135)       (77)       121
  Foreign currency translation adjustment...................     3,676     (7,295)    (3,419)
                                                              --------   --------   --------
COMPREHENSIVE LOSS..........................................  $(13,728)  $(45,102)  $(15,221)
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AMM HOLDINGS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF DEFICIT
                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                                                      ADDITIONAL                     OTHER
                               PARTNERS'    COMMON     PAID-IN     ACCUMULATED   COMPREHENSIVE
                                EQUITY      STOCK      CAPITAL       DEFICIT     INCOME (LOSS)     TOTAL
                               ---------   --------   ----------   -----------   -------------   ---------
BALANCE, DECEMBER 31, 1997...   $ 5,961      $--        $   --      $      --       $     2      $   5,963
  Net income prior to
    Merger...................     1,818       --            --             --            --          1,818
  Distributions to
    partners.................    (7,392)      --            --        (33,322)           --        (40,714)
  Change in corporate
    structure associated with
    Merger...................      (387)      --           387             --          (521)          (521)
  Net loss subsequent to
    Merger...................        --       --            --        (19,087)           --        (19,087)
  Change in other
    comprehensive income.....        --       --            --             --         3,541          3,541
                                -------      ---        ------      ---------       -------      ---------
BALANCE, DECEMBER 31, 1998...        --       --           387        (52,409)        3,022        (49,000)
  Net loss...................        --       --            --        (37,730)           --        (37,730)
  Change in other
    comprehensive income
    (loss)...................        --       --            --             --        (7,372)        (7,372)
                                -------      ---        ------      ---------       -------      ---------
BALANCE, DECEMBER 31, 1999...        --       --           387        (90,139)       (4,350)       (94,102)
  Net loss...................        --       --            --        (11,923)           --        (11,923)
  Change in other
    comprehensive income
    (loss)...................        --       --            --             --        (3,298)        (3,298)
                                -------      ---        ------      ---------       -------      ---------
BALANCE, DECEMBER 31, 2000...   $    --      $--        $  387      $(102,062)      $(7,648)     $(109,323)
                                =======      ===        ======      =========       =======      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AMM HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999        2000
                                                              --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(17,269)  $ (37,730)  $(11,923)
  Adjustments to reconcile net loss to net cash provided by
    operating activities....................................
    Extraordinary (gain) loss...............................     1,971          --     (9,829)
    Depreciation and amortization...........................    16,393      26,557     23,602
    Loss on disposal of fixed assets........................        70         220        328
    Loss on sale of Germany.................................        --       8,261         --
    Gain on sale of Cosmetics...............................        --          --    (32,446)
    Loss on sale of Compression.............................        --          --      1,326
    Loss on sale of Chalon..................................        --          --      1,900
    Loss on restructure or closure of facilities............     4,997       1,139     27,914
    Accretion on Senior Discount Notes......................     2,391       5,279      6,018
    Deferred income taxes...................................    (2,287)       (155)    (2,236)
    Minority interest in subsidiary income..................       239          --         --
    Changes in assets and liabilities, net of assets
      purchased and sold and liabilities assumed:
      Accounts receivable...................................     3,091       4,683     (4,041)
      Inventories...........................................     4,161         597      5,019
      Other current assets..................................    (1,747)       (923)       141
      Deposits on tooling...................................     1,047      (2,423)     4,578
      Other assets..........................................       206        (716)       368
      Accounts payable......................................    (2,696)      8,804      2,967
      Accrued liabilities...................................     1,602      (2,593)    (5,830)
      Deferred tooling revenue..............................      (123)      1,657     (5,887)
      Other liabilities.....................................      (462)       (544)    (1,077)
                                                              --------   ---------   --------
        Total adjustments...................................    28,853      49,843     12,815
                                                              --------   ---------   --------
      Net cash provided by operating activities.............    11,584      12,113        892
                                                              --------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (21,374)    (17,422)    (9,696)
  Proceeds on disposal of fixed assets......................     2,049       6,369        928
  Short-term investments....................................    (3,763)      3,763         --
  Purchase of Somomeca, net of cash received................   (12,714)         --         --
  Purchase of Gemini, net of cash received..................    (9,954)         --         --
  Purchase of Compression...................................        --      (1,287)        --
  Purchase of Souplex, net of cash received.................        --      (6,545)        --
  Proceeds from sale of Cosmetics division..................        --          --     63,606
                                                              --------   ---------   --------
      Net cash provided by (used in) investing activities...  $(45,756)  $ (15,122)  $ 54,838
                                                              --------   ---------   --------

                                  (continued)

                       AMM HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                  (CONTINUED)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999        2000
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) short-term borrowings.....  $(28,931)  $  (2,162)  $  5,909
  Proceeds from issuance of long-term obligations...........   225,322         915     35,000
  Principal payments on long-term obligations...............   (98,388)     (8,359)   (95,901)
  Distributions to partners.................................   (37,575)         --         --
  Financing costs...........................................    (9,734)         --     (1,564)
  Distributions to minority partners of Reliance............    (1,186)         --         --
                                                              --------   ---------   --------
      Net cash provided by (used in) financing activities...    49,508      (9,606)   (56,556)
                                                              --------   ---------   --------
EFFECT OF EXCHANGE RATE CHANGES IN CASH.....................    (2,669)       (431)      (146)
                                                              --------   ---------   --------
NET CHANGE IN CASH..........................................    12,667     (13,046)      (972)
BALANCE AT BEGINNING OF PERIOD..............................     1,729      14,396      1,350
                                                              --------   ---------   --------
BALANCE AT END OF PERIOD....................................  $ 14,396   $   1,350   $    378
                                                              ========   =========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $ 16,261   $  26,881   $ 30,696
                                                              ========   =========   ========
  Cash paid for income taxes................................  $ (1,314)  $     789   $    580
                                                              ========   =========   ========

NON-CASH TRANSACTIONS:

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

During 2000:

  The Company acquired $6,052 of equipment through capital leases.

  The accompanying notes are an integral part of these consolidated financial statements.

                       AMM HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

1.  ORGANIZATION

    AMM Holdings, Inc. ("AMM Holdings", a wholly-owned subsidiary of AMM Holdings, LLC) was incorporated March 3, 1998, under the laws of the State of Delaware. AMM Holdings owns Anchor Holdings, Inc. ("Holdings"). Holdings owns Moll Industries, Inc. (the "Company") through which, including the Company's subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout North America and Europe. Holdings has no operations or investments other than its investment in the Company. The Company's products are sold to a wide range of markets, including consumer products, communications/ connectivity, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France and the United Kingdom.

2.  OPERATING LOSSES AND FINANCIAL CONDITION

    AMM Holdings has incurred net losses of $17,269, $37,730 and $11,923 for the years ended December 31, 1998, 1999 and 2000, respectively, and has a stockholder's deficit of $109,323 at December 31, 2000.

    The Company's Credit Facility (see Note 10) contains certain financial and restrictive covenants with which the Company was not in compliance at December 31, 2000 based upon its financial results in the fourth quarter of 2000. On April 13, 2001, the Company received a waiver of the non-compliance and an amendment to the Credit Facility which modified the financial covenants for 2001. AMM Holdings is dependent upon availability under the revolving loan portion of the Credit Facility to meet working capital needs, debt service obligations, capital expenditure needs and other cash flow requirements during 2001. Management's projections and related operating plans, while still projecting net losses in 2001, indicate the Company can remain in compliance with the new financial covenants and meet AMM Holdings' expected obligations throughout 2001. However, the projections anticipate improved operating performance over recent results and as with all projections, it is not certain management's projections will be achieved. Management is also pursuing other alternative financing options to supplement the revolving loan, including factoring certain amounts of accounts receivable, disposition of unutilized fixed assets, the sale and leaseback of real estate and substantial refinancing of AMM Holdings' capital structure.

    However, in the event of default under the Credit Facility, the lenders have the ability to demand payment of all outstanding amounts which will have a material, adverse impact on AMM Holdings' consolidated financial position, results of operations and cash flows. In addition, the Senior Subordinated Notes payable (see Note 10) contain cross-default provisions under which the Company would be in default allowing an acceleration of amounts due.

3.  MERGER WITH MOLL PLASTICRAFTERS LIMITED PARTNERSHIP

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

    Moll utilized the purchase method of accounting to account for the Merger; accordingly, the assets and liabilities of Holdings acquired in the Merger have been adjusted to their estimated fair values with a deminimus amount allocated to equity. A summary of the allocated values follows:

Current assets..............................................  $  41,574
Property, plant and equipment...............................     56,122
Goodwill....................................................     29,004
Other assets................................................      7,648
Current liabilities.........................................    (18,492)
Notes payable...............................................   (100,000)
Other non-current liabilities...............................    (15,856)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The historical consolidated financial statements, through the date of the Merger, reflect the accounts of Moll, as it is the accounting acquiror in the Merger discussed in Note 3, and its subsidiaries. All significant results of operations of companies acquired utilizing the purchase method of accounting (see Note 5) have been included in the consolidated financial statements since the effective dates of the respective acquisition, Somomeca
Industries, Inc.--January 8, 1998, Anchor--June 26, 1998, Gemini Plastic Services, Inc.--June 26, 1998, Compression, Inc.--April 16, 1999 and Souplex, Limited--May 26, 1999. In addition, the Company has disposed of or closed several operations (see Note 6), the results of which have been excluded from these consolidated financial statements following the effective date of the sale or closure (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUES AND ACCOUNTS RECEIVABLE

    The Company's customers operate primarily in the home appliance, consumer products, business equipment, medical and telecommunications industries. The Company generally grants credit to customers on an unsecured basis. Revenues from sales are recognized at the time products are shipped. Estimated sales returns and allowances are recorded as a charge against revenue in the period in which the related sales are recognized. Accounts receivable represent receivables from customers in the ordinary course of business. The Company is subject to losses from uncollectible receivables in excess of its reserves. The Company's management believes that all appropriate reserves have been provided.

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

    The Company recognizes tool building revenues as a component of Net Sales and tool building costs as Cost of Sales. Tool building revenues were $31,525, $46,377 and $33,062 in 1998, 1999 and

2000, respectively. Costs of such revenues were $28,988, $45,248 and $33,051 in 1998, 1999 and 2000, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is valued at cost or estimated fair value at time of acquisition. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the assets, which are as follows:

                                                               YEARS
                                                              --------
Buildings...................................................      25
Machinery and equipment.....................................    3-10
Furniture and fixtures......................................      10
Computer hardware and software..............................    3-10
Automobiles.................................................       3

    Depreciation expense was $13,755, $22,576 and $19,927 in 1998, 1999 and
2000, respectively.

    Expenditures for maintenance and repairs are generally charged to expense as incurred, whereas expenditures for improvements and replacements are capitalized.

    The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

OTHER ASSETS

    The excess of purchase price over the fair value of identifiable assets acquired ("goodwill") is being amortized using the straight-line method over 10 to 20 years.

    Loan costs are amortized over the term of the related loan using the effective interest rate method. Covenants not to compete are amortized over the life of the agreements using the straight-line method.

    Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets might warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the acquired operation's undiscounted future cash flows before interest costs over the remaining life of the asset in measuring whether an impairment has occurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    AMM Holdings estimates the fair value of financial instruments using quoted or estimated market prices based upon the current interest rate environment and the remaining term to maturity. At December 31, 1999 and 2000, the fair value of AMM Holdings' long-term debt and capital leases, which had a carrying amount of $293,850 and $231,826, respectively, was approximately $147,000 and $100,000, respectively. The fair value of its interest rate swap agreement was a liability of $2,227 at December 31, 2000.

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

    Certain of the Company's foreign subsidiaries and, subsequent to June 26, 1998, the Company are taxable entities. The Company accounts for income taxes for taxable entities using the liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns.

    Included in the accompanying consolidated statements of operations is an unaudited pro forma tax provision which was calculated as if the Company, including all of its subsidiaries, was taxable for the year ended December 31, 1998.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of the Company's foreign subsidiaries are translated to U.S. dollars at current exchange rates, while revenues and expenses are translated at the average exchange rate prevailing during the period. Translation adjustments are recorded as a component of comprehensive loss.

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

ACCRUED CLAIMS AND LITIGATION

    Through January 31, 2001 the Company is partially self-insured for claims arising from workers' compensation and employee health benefits. Excess insurance coverage is maintained for per-incident and cumulative liability losses for these risks in amounts management considers adequate. Amounts are accrued currently for the estimated cost of claims incurred, including related expenses. Management considers the accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate that changes are necessary. Effective February 1, 2001, the Company purchased an indemnity policy to cover workers' compensation claims for incidents arising after that date.

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

LOSS PER SHARE

    Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" establishes standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income from continuing operations and net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing income from continuing operations and net income by the weighted average number of common shares after considering the additional dilution related to other dilutive securities. The Company has no dilutive securities outstanding.

    Pro forma loss per share for 1998 has been computed on a basis assuming the number of common shares outstanding subsequent to the Merger were outstanding for the period.

COMPREHENSIVE LOSS

    In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for displaying comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income
(loss) encompasses all changes in equity (except those arising from transactions with owners) and includes net income (loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments.

SEGMENT REPORTING

    In January 1998, the Company adopted the provisions of Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which established standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company manages its business as one industry segment, but does present information by geographic area (see Note 17).

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities.
SFAS No. 133, as amended, requires all derivatives to be recognized separately in the statement of financial position and to be measured at fair value. The Company will adopt the provisions of SFAS No. 133, as amended, effective
January 1, 2001. Under SFAS No. 133, the interest rate swap agreement, as discussed further in Note 10, is considered a derivative. The Company expects to record a loss of approximately $2,227 in the first quarter of 2001 as a cumulative effect of an accounting change to record the derivatives associated with the interest rate swap agreement at fair value as of January 1, 2001. In subsequent periods, the change in fair value of any derivatives will be recorded as increases or reductions in interest expense in the Company's consolidated statement of operations.

RECLASSIFICATIONS

    Certain reclassifications have been made in the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.

5.  ACQUISITIONS

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

Current assets..............................................  $ 37,397
Property, plant and equipment...............................    35,336
Goodwill....................................................     6,077
Other assets................................................     1,461
Current liabilities.........................................   (46,030)
Non-current liabilities.....................................   (17,288)
                                                              --------
                                                              $ 16,953
                                                              ========

GEMINI

    Effective June 26, 1998, the Company acquired the stock of Gemini Plastic Services, Inc. ("Gemini") for cash of $10,186. The acquisition has been accounted for using the purchase method with the purchase price allocated based on the fair values of the assets purchased and liabilities assumed, as follows:

Current assets..............................................  $ 4,384
Property, plant and equipment...............................    4,571
Goodwill....................................................    6,822
Other assets................................................       23
Current liabilities.........................................   (2,963)
Non-current liabilities.....................................   (2,651)
                                                              -------
                                                              $10,186
                                                              =======

COMPRESSION

    Effective April 16, 1999, the Company acquired the assets of two locations of Compression, Inc. and the stock of its subsidiary, Percept Industrial Design, Inc. ("Compression") for net cash of $1,287, including expenses to complete the transaction. The acquisition has been accounted for using the purchase method of accounting with the purchase price allocated based on the fair values of the assets purchased and liabilities assumed, as follows:

Current assets..............................................  $  718
Goodwill....................................................   1,343
Current liabilities.........................................    (774)
                                                              ------
                                                              $1,287
                                                              ======

SOUPLEX

    Effective May 26, 1999, the Company acquired the stock of Souplex, Limited ("Souplex") for cash of $6,545, including expenses to complete the transaction. The acquisition has been accounted for using the purchase method of accounting with the purchase price allocated based on the fair value of the assets purchased and liabilities assumed, as follows:

Current assets..............................................  $ 7,454
Property, plant and equipment...............................    6,885
Goodwill....................................................    2,959
Current liabilities.........................................   (7,307)
Non-current liabilities.....................................   (3,446)
                                                              -------
                                                              $ 6,545
                                                              =======

    The results of operations of Somomeca, Gemini, Compression and Souplex have been included in the consolidated financial statements since the effective date of each acquisition.

6.  DISPOSITIONS

RELIANCE PRODUCTS, LP

    Effective immediately prior to the Merger discussed in Note 3, Moll distributed its interest in Reliance Products, L.P. ("Reliance") to its owners. The total amount of such distribution was $3,135.

    Reliance was a limited partnership based in Canada in which Moll had purchased a 69% limited partnership interest effective December 12, 1996. The Company included the operating results of Reliance in its consolidated financial statements through June 26, 1998. The earnings attributable to the minority partners are included in the consolidated statements of operations of the Company as minority interest in income of subsidiary.

MOLL INDUSTRIES GERMANY GMBH

    Effective December 31, 1999, the Company disposed of its interest in Moll Industries Germany GmbH ("Germany"). Pursuant to the agreement to sell Germany, the Company agreed to provide a fixed amount of future financial support to the buyer, pay 75% of the amount by which accounts payable exceeded accounts receivable upon the date of closing and pay the lease payments for the manufacturing facility for two years following the sale. The Company accrued the maximum liability under the agreement of $6,374, and recognized a total loss on the disposition of $8,261; however, upon the occurrence of certain events, the Company will not be required to make the maximum payments required per the agreement. The loss is included in "Other (Income) Expense" for 1999 in the accompanying consolidated statements of operations. In February, 2000, the new owner declared the purchased operation insolvent, which forced the managing director to file for bankruptcy in Germany. Holdings' majority owner was still legally considered the managing director. During 2000, the Company made the required financial support payments through the date of insolvency and made a portion of the payment required as a result of accounts payable exceeding accounts receivable. Additionally, during 2000 the Company made a $1,253 payment to an entity owned by the majority owner of Holdings in settlement of all lease obligations payable to the entity by Germany. At December 31, 2000, the Company had $2,451 accrued for future payments associated with this transaction. Based on guidance from legal counsel, management believes the amounts accrued in connection with the sale represent the Company's maximum liability related to this matter. However, the ultimate resolution of the Company's liability, if any, resulting from this transaction is currently unknown.

    In 2001, the new owner filed a lawsuit against the Company for loss of profits due to the bankruptcy of Germany. The plaintiff is seeking damages in the amount of approximately $3,800. Management believes the suit is without merit and plans to defend it vigorously; however, the ultimate resolution of this matter is currently unknown.

CHALON, FRANCE

    Effective June 27, 2000, the Company sold its Chalon, France tooling operations. The Company incurred a loss of $1,900 on the transaction, which has been included in "Other Income (Expense)" in the accompanying consolidated statements of operations.

COSMETICS DIVISION

    Effective November 14, 2000, the Company sold its Cosmetics division for $63,606 (net of expenses), resulting in a gain of $32,446, which has been reflected in "Other Income (Expense)" in the accompanying consolidated statements of operations. Assets sold in the transaction included the relationships with L'Oreal/Maybelline and Mary Kay, the production facility in Matamoros, Mexico and the working capital associated with the division. Proceeds of the sale were used to reduce leverage.

COMPRESSION--ORANGE COUNTY

    Effective December 31, 2000, the Company sold the Orange County, CA location of Compression for the assumption of the lease obligations associated with the location. The Company incurred a loss of $1,326 on the transaction, which has been included in "Other (Income) Expense" in the accompanying consolidated statements of operations.

7.  RESTRUCTURE OR CLOSURE OF FACILITIES

    In December 1998, the Company made decisions to close its Lakewood and Round Rock facilities in association with the integration of the companies acquired (Notes 3 and 5). Production of these facilities was either outsourced to suppliers or moved to other Company facilities. The estimated expenses to close the facilities are included in "Loss on Restructure or Closure of Facilities" in the accompanying consolidated statements of operations.

    In December 1999, the Company made the decision to eliminate certain operations of its Compression division in California and move the remaining operations to more suitable facilities. The estimated expenses to eliminate these operations are included in "Loss on Restructure or Closure of Facilities" in the accompanying consolidated statements of operations. Liabilities of $1,139, primarily for lease costs of the former building, are included in the accompanying December 31, 1999 consolidated balance sheet. The Company leased the vacated facility more quickly than originally anticipated. As a result, $300 of the reserve was not required with the reversal being included in "Loss on Restructure or Closure of Facilities" in 2000.

DISPLAY DIVISION

    On October 26, 2000, the Company reached an agreement with Maybelline to cancel immediately the contract for the production of point-of-purchase display units for Maybelline. The division was closed effective October 28, 2000. The Company incurred a loss on the closure of $5,579, which is included in "Loss on Restructure or Closure of Facilities" in the accompanying consolidated statements of operations. The loss represents the write-off of fixed assets and goodwill directly associated with the division.

BRUSH DIVISION

    In October 2000, Colgate exercised its option to cancel its contract with the Company and in November 2000, the Company was notified that Oral B was cancelling its contract with the Company. As a result of these developments, the Brush division was restructured. The division's focus was changed to emphasize custom molding as opposed to brush manufacturing as management believes the market indicates this will result in the highest probability of asset realization. However, certain assets related specifically to brush manufacturing were made obsolete by the restructuring. Thus, the Company wrote-off $21,114 of fixed assets and goodwill associated with the acquisition of the division. The total loss due to the restructuring was $22,339 of which $21,651 is included in "Loss on Restructure or Closure of Facilities" and $688 is included in Cost of Sales in the accompanying consolidated statements of operations.

8.  INVENTORIES

    Inventories of the Company at December 31, 1999 and 2000 consist of the following:

                                                              1999       2000
                                                            --------   --------
Raw materials.............................................  $22,435    $15,669
Work-in-progress..........................................    3,749      1,527
Finished goods............................................   12,039      9,242
Less: reserve for excess and obsolete inventory...........   (2,771)    (3,257)
                                                            -------    -------
                                                            $35,452    $23,181
                                                            =======    =======

9.  OTHER ASSETS

    Other assets of the Company at December 31, 1999 and 2000 consist of the following:

                                                              1999       2000
                                                            --------   --------
Loan and bond costs.......................................  $13,188    $11,376
Cash surrender value of life insurance....................    3,405      3,487
Pension asset.............................................      882        780
Other.....................................................    1,712      2,427
                                                            -------    -------
                                                             19,187     18,070
Less: accumulated amortization............................   (2,718)    (2,887)
                                                            -------    -------
                                                            $16,469    $15,183
                                                            =======    =======

    Amortization expense was $2,638, $3,981 and $3,675 in 1998, 1999 and 2000,
respectively.

10.  BORROWINGS

    On August 11, 2000, the Company entered into an Amended and Restated Credit Agreement with a group of banks (the "Credit Facility"). The Credit Facility contains a $45,000 revolving loan (subject to a borrowing base and minimum availability reserves) and a $35,000 term loan. The Credit Facility expires on February 1, 2006. Substantially all of the Company's assets are collateral on the Credit Facility.

    The proceeds of the term loan, along with $7,500 under the revolving loan were used to retire $50,000 of the Company's 11.75% Senior Notes ("Senior Notes") at a 15% discount. After payment of fees and other expenses, the write-off of the related deferred debt costs and the 15% discount, the retirement resulted in a net gain of $4,862, which has been included as an "Extraordinary Item" in the accompanying consolidated statements of operations.

    On November 17, 2000, the Company used the proceeds of the sale of the Cosmetics division (see Note 6) to retire $41,351 of its Senior Notes at a 15% discount. After payment of fees and other expenses this retirement resulted in a net gain of $4,967, which has also been included as an "Extraordinary Item". The Company used the remaining proceeds of the sale of the Cosmetics division to retire $11,382 of term debt and reduce the balance on the revolving loan.

    On January 8, 1998, Moll entered into a credit agreement ("Credit Agreement") with a group of lenders ("Lenders"), in which the Lenders agreed to loan the Company $60,000 in term debt (under two equal tranches) and make available a revolving credit facility of up to $10,000, based on the level of eligible accounts receivable and inventory.

    On June 26, 1998, the Company issued $130,000 of 10.5% Senior Subordinated Notes (the "Subordinated Notes"). The proceeds of the Subordinated Notes were used to repay the borrowings under the Credit Agreement, finance the acquisitions of Anchor and Gemini and general corporate purposes.

    On June 26, 1998, AMM Holdings issued $68,000 of 13.5% Senior Discount Notes (the "Senior Discount Notes"). The proceeds were used for general corporate purposes.

    Moll had deferred financing costs of $671 at December 31, 1997 related to the bank debt refinanced on January 8, 1998 and $1,300 related to the Credit Agreement, both of which were expensed as an "Extraordinary Item" in 1998 in connection with the related refinancings.

    Long-term obligations of AMM Holdings at December 31, 1999 and 2000 consist of the following:

                                                                1999       2000
                                                              --------   --------
Term loan payable in monthly installments of $358 with a
  balloon payment due in February 2006. Interest at either
  the bank's prime rate plus .75% or LIBOR plus 2.75
  (weighted average of 9.58% at December 31, 2000) is
  payable monthly...........................................  $     --   $ 23,618
Senior notes payable. Interest of 11.75% is payable
  semi-annually on April 1 and October 1. The notes mature
  on April 1, 2004..........................................   100,000      8,649
Senior subordinated notes payable. Interest of 10.50% is
  payable semi-annually on January 1 and July 1. The notes
  mature on July 1, 2008....................................   130,000    130,000
Senior discount notes payable. Interest of 13.5% accretes,
  compounded semi-annually until June 30, 2003, at which
  time the balance will be $68,000. Following June 30, 2003, interest is payable semi-annually on January 1 and
  July 1. The notes mature on July 1, 2009..................    42,992     49,010
Mortgage payable in monthly installments of $9. The mortgage
  expires in May 2012. Interest is payable at 8.45%.........     2,626      2,500
Mortgage payable in monthly installments of $9. The mortgage
  expires in December 2012. Interest is payable at 8.40%....     2,699      2,579
Other including $2,034 payable in Pounds Sterling, $921
  payable in French Francs and $632 payable in German Marks
  at December 31, 2000......................................     7,024      4,230
                                                              --------   --------
                                                               285,341    220,586
  Less current portion......................................    (2,853)    (6,279)
                                                              --------   --------
                                                              $282,488   $214,307
                                                              ========   ========

    The amounts of long-term obligations to be repaid for the years following December 31, 2000 are as follows:

2001........................................................  $  6,279
2002........................................................     5,350
2003........................................................     5,060
2004........................................................    13,554
2005........................................................     4,936
Thereafter..................................................   185,407
                                                              --------
                                                              $220,586
                                                              ========

    The revolving loan earns interest at the bank's prime rate plus .50 or LIBOR plus 2.50 (10.0% at December 31, 2000). The balance outstanding at December 31, 2000 was $5,909, which is included in "Short-Term Borrowings" in the accompanying consolidated balance sheet. At April 13, 2001, $5,044 was available on the revolving loan. The revolving loan includes certain clauses and lock-box requirements that cause amounts outstanding under the revolving loan to be classified as short-term debt for financial reporting purposes even though the contractual due date of the payments would indicate the amounts are due subsequent to December 31, 2001.

    The Company is required under the Credit Facility to enter into certain interest rate protection agreements designed to fix interest rates on variable rate debt and reduce exposure to fluctuations in interest rates. On August 7, 2000, the Company entered into a $50 million interest rate swap for a term of six years, cancelable after four years at the option of the counterparty, under which the Company will pay to the counterparty a fixed rate of 7.08%, and the counterparty will pay to the Company a variable rate equal to LIBOR on a notional amount of $50,000. The transaction involves an exchange of fixed rate payments for variable rate payments and does not involve the exchange of the underlying notional value.

    The Credit Facility contains certain financial and restrictive covenants with which the Company was not in compliance at December 31, 2000. On April 13, 2001, the Company received a waiver of the noncompliance and an amendment to the Credit Facility which modified the financial covenants for 2001. AMM Holdings is dependent upon availability under the revolving loan portion of the Credit Facility to meet working capital needs, debt service obligations, capital expenditure needs and other cash flow requirements during 2001. Management's projections and related operating plans, while still projecting net losses in 2001, indicate the Company can remain in compliance with the new financial covenants and meet AMM Holdings' expected obligations throughout 2001. However, the projections anticipate improved operating performance over recent results and as with all projections, it is not certain management's projections will be achieved. Management is also pursuing other alternative financing options to supplement the revolving loan, including factoring certain amounts of accounts receivable, disposition of unutilized fixed assets, the sale and leaseback of real estate and a substantial refinancing of AMM Holdings' capital structure. In the event of default under the Credit Facility, the Lenders have the ability to demand payment of all outstanding amounts which will have a material, adverse impact on AMM Holdings' consolidated financial position, results of operations and cash flows.

    The Subordinated Notes and Senior Discount Notes contain restrictions on the payment of dividends and distributions, transactions with affiliated parties and purchase and sale of fixed assets, among others, all of which the Company was in compliance with as of December 31, 2000. Additionally, the Subordinated Notes and Senior Discount Notes contain certain cross-default provisions under which the Company would be in default of the Subordinated Notes and Senior Discount Notes if it is in default of other debt agreements with a balance outstanding of greater than $5,000, and the default results in an acceleration of payments. There were no such defaults as of December 31, 2000. The Senior Notes and Subordinated Notes are guaranteed by Holdings.

11.  LEASE COMMITMENTS

    The aggregate future minimum fixed lease obligations for the Company as of December 31, 2000 are as follows:

                                                           CAPITAL    OPERATING
                                                            LEASES     LEASES
                                                           --------   ---------
2001.....................................................  $  2,983    $ 4,352
2002.....................................................     2,686      3,186
2003.....................................................     2,318      2,069
2004.....................................................     1,473      1,226
2005.....................................................     1,013        451
Thereafter...............................................     4,499         39
                                                           --------    -------
Total minimum lease payments.............................    14,972    $11,323
                                                                       =======
Less amounts representing interest.......................     3,732
                                                           --------
Present value of minimum capital lease payments..........  $ 11,240
                                                           ========

    Included in the present value of capital leases payable are $9,800 of amounts payable in French Francs and $1,313 of amounts payable in Pounds Sterling. Total rent expense for the Company's operating leases was approximately $3,923, $5,579 and $6,983 for 1998, 1999 and 2000, respectively.

LEASE RENEGOTIATION

    On June 15, 1997, Moll renegotiated an agreement for the lease of equipment. The terms of the original agreement required the lease to be accounted for as a capital lease; however, the terms of the new agreement resulted in the lease being accounted for as an operating lease. At the date of the renegotiation, the difference between the net book value of the assets and the related debt under the capital lease, $1,298, was recorded as a deferred gain which is being amortized over the term of the operating lease. An unamortized balance of $532 and $307 is included in other non-current liabilities in the accompanying consolidated balance sheets at December 31, 1999 and 2000, respectively.

12.  RETIREMENT PLANS

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

    The Company also assumed in the Merger a supplemental retirement plan for certain executives of Anchor and the related life insurance policies to fund the liability under the plan. The Company intends to fund the plan through the Company-owned life insurance policies, which have a cash surrender value of $3,487 at December 31, 2000; however, the life insurance policies are not considered plan assets for accounting purposes. The supplemental retirement plan was amended effective December 31, 1998 to freeze benefits to those earned as of December 31, 1998.

    Foreign executives and employees are covered by fully funded programs as legally required.

    The following tables set forth the funded status of the pension and supplemental retirement plans as of December 31, 1999 and 2000.

                                                                                    SUPPLEMENTAL
                                                            PENSION BENEFITS       RETIREMENT PLAN
                                                           -------------------   -------------------
                                                             1999       2000       1999       2000
                                                           --------   --------   --------   --------
Change in Benefit Obligation:
  Benefit obligation at beginning of year................  $ 4,672    $ 5,038    $ 4,243    $ 4,457
  Service cost...........................................       --         --         --         --
  Interest cost..........................................      313        324        566        301
  Plan participants' contributions.......................       --         --         --         --
  Amendments.............................................       --         --         --         --
  Actuarial gain (loss)..................................      363       (222)        --         --
  Benefits paid..........................................      (83)      (152)      (352)      (352)
  Other..................................................     (227)      (479)        --         --
                                                           -------    -------    -------    -------
  Benefit obligation at end of year......................  $ 5,038    $ 4,509    $ 4,457    $ 4,406
                                                           =======    =======    =======    =======

Change in Plan Assets:
  Fair value of plan assets at beginning of year.........  $ 4,764    $ 4,715    $    --    $    --
  Actual return on plan assets...........................      260        119         --         --
  Employer contribution..................................       --         84        352        352
  Plan participants' contributions.......................       --         --         --         --
  Benefits paid..........................................      (83)      (152)      (352)      (352)
  Other..................................................     (226)      (479)        --         --
                                                           -------    -------    -------    -------
  Fair value of plan assets at end of year...............  $ 4,715    $ 4,287    $    --    $    --
                                                           =======    =======    =======    =======

Funded status............................................  $  (323)   $  (222)   $(4,457)   $(4,406)
Unrecognized net actuarial loss..........................      733        611         --         --
Unrecognized prior service cost..........................       --         --         --         --
                                                           -------    -------    -------    -------
Net amount recognized....................................  $   410    $   389    $(4,457)   $(4,406)
                                                           =======    =======    =======    =======

Amounts Recognized in the Consolidated Balance Sheets
  Consist of:
  Prepaid benefit cost...................................  $   882    $   780    $    --    $    --
  Accrued benefit liability..............................   (1,205)    (1,003)    (4,457)    (4,406)
  Accumulated other comprehensive income.................      733        612         --         --
                                                           -------    -------    -------    -------
Net amount recognized....................................  $   410    $   389    $(4,457)   $(4,406)
                                                           =======    =======    =======    =======

    The accrued benefit liability is included in other non-current liabilities in the accompanying consolidated balance sheets.

                                                                                    SUPPLEMENTAL
                                                            PENSION BENEFITS       RETIREMENT PLAN
                                                           -------------------   -------------------
                                                             1999       2000       1999       2000
                                                           --------   --------   --------   --------
Weighted-Average Assumptions:
  Discount rate..........................................    6.50%      6.75%      6.75%      6.75%
                                                           =======    =======    =======    =======
  Expected return on plan assets.........................    8.00%      8.00%        N/A        N/A
                                                           =======    =======    =======    =======
  Rate of compensation increase..........................      N/A        N/A        N/A        N/A
                                                           =======    =======    =======    =======

Components of Net Periodic Benefit Cost:
  Service cost...........................................  $    --    $    --    $    --    $    --
  Interest cost..........................................      313        324        566        301
  Recognition of net actuarial gain (loss)...............       49         59         --         --
  Expected return on plan assets.........................     (379)      (373)        --         --
  Other..................................................       87        175         --         --
                                                           -------    -------    -------    -------
  Net periodic benefit cost..............................  $    70    $   185    $   566    $   301
                                                           =======    =======    =======    =======

    The accrued benefit liability is included in other non-current liabilities in the accompanying consolidated balance sheets.

    Additionally, the Company maintains profit-sharing plans covering substantially all domestic employees meeting the service requirements defined in the plans. Under the provisions of the plans, employees may contribute from 2% to 15% of their wages. The Company may make matching contributions equal to a discretionary percentage, to be determined by the Company. Matching contributions are subject to certain vesting requirements. The Company expensed approximately $544, $627 and $577 related to the plans in 1998, 1999 and 2000, respectively.

13.  INCOME TAXES

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

    The components of income tax expense (benefit) are as follows:

                                                      1998       1999       2000
                                                    --------   --------   --------
Current:
  Federal.........................................  $    --    $    --    $   254
  State...........................................       --         --         --
  Foreign.........................................      324        838        581
                                                    -------    -------    -------
                                                        324        838        835
                                                    -------    -------    -------

Deferred:
  Federal.........................................   (1,306)        --         --
  State...........................................     (245)        --         --
  Foreign.........................................     (736)      (155)    (2,236)
                                                    -------    -------    -------
                                                     (2,287)      (155)    (2,236)
                                                    -------    -------    -------
Income tax expense (benefit)......................  $(1,963)   $   683    $(1,401)
                                                    =======    =======    =======

    The components of AMM Holdings' deferred tax assets and (liabilities) are as follows:

                                                             1999       2000
                                                           --------   --------
Current deferred taxes:
  Accounts receivable....................................  $   902    $    846
  Inventory..............................................      961       1,273
  Accrued liabilities....................................    7,860       4,863
  Deferred costs.........................................     (664)       (664)
  Lease transactions.....................................     (985)       (985)
                                                           -------    --------
    Current deferred tax asset...........................    8,074       5,333
    Valuation allowance..................................   (8,074)     (5,333)
                                                           -------    --------
    Current deferred tax asset...........................  $    --    $     --
                                                           -------    --------

Non-current deferred taxes:
  Depreciation...........................................  $(8,126)   $ (7,894)
  Fixed asset valuation..................................   (2,197)     (1,224)
  Accumulated net operating losses.......................   17,060      14,360
  Foreign tax credits....................................    1,442       1,443
                                                           -------    --------
    Non-current deferred tax asset.......................    8,179       6,685
    Valuation allowance..................................  (13,045)     (9,412)
                                                           -------    --------
    Non-current deferred tax liability...................   (4,866)     (2,727)
                                                           -------    --------
Deferred tax liability...................................  $(4,866)   $ (2,727)
                                                           =======    ========

    At December 31, 2000, AMM Holdings had consolidated net operating loss carryforwards of $39,300 for income tax purposes available to offset future taxable income, which expire in the years of 2018 and 2019.

    A valuation allowance has been established to the extent that deferred tax assets exceed deferred tax liabilities for United States tax purposes. The allowance was established due to the uncertainty of realizing the assets. On a consolidated basis, the Company has deferred tax liabilities due primarily to differences in the book and tax basis in fixed assets in France.

    The following table reconciles the 1999 and 2000 income tax provision (benefit) at the United States statutory rate to the amounts recognized in the financial statements:

                                                            1999       2000
                                                          --------   --------
Federal tax benefit computed at 35%.....................  $(12,967)  $ (4,663)
State tax benefit at 3%.................................    (1,111)      (400)
Increase (decrease) in valuation allowance..............    12,593     (6,374)
Non-deductible expenses.................................     1,370     10,654
Other...................................................       798       (618)
                                                          --------   --------
                                                          $    683   $ (1,401)
                                                          ========   ========

14.  RELATED PARTIES

    At December 31, 2000, the Company had a note receivable of $390 from an individual who is the majority owner of AMM Holdings. The note is payable in three equal annual installments beginning February 1, 2000 and bears interest at 9%. The scheduled payments required for 2000 and 2001 have not been made.

    The Company pays management fees to certain related companies that are limited in amount under the Company's debt agreements. Management fee expense was approximately $1,397, $200 and $200 for 1998, 1999 and 2000, respectively.

    The Company leased land and buildings in Germany from an entity owned by the majority owner of the Company. The Company recognized rent expense of $433 and $415 in 1998 and 1999, respectively. See Note 6 for payments made in 2000 related to the formerly leased assets.

15.  MAJOR CUSTOMERS

    Customers that represented in excess of 10% of net sales were as follows:

                                                                1998          1999          2000
                                                              --------      --------      --------
Customer A..............................................         13%           15%           18%
Customer B..............................................         11%           15%           12%

    In addition, approximately 24% and 23% of the Company's total accounts receivable at December 31, 1999 and 2000 were from these customers. Management believes the credit risk associated with these customers is minimal. Customer B is associated with the Cosmetics division, which was sold effective
November 14, 2000.

16.  CONTINGENCIES

    AMM Holdings is a party to various lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against AMM Holdings cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of AMM Holdings. See Note 6 for a discussion of legal contingencies related to the Company's former German operation.

    AMM Holdings, like others in similar businesses, is subject to extensive federal, state and local environmental laws and regulations. Although AMM Holdings' environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require AMM Holdings to make unforeseen environmental expenditures.

17.  SEGMENT INFORMATION

    The Company manages its business as one industry segment. The following table presents sales and other financial information by geographic region for the years ended December 31, 1998, 1999 and 2000.

                                                                1998       1999       2000
                                                              --------   --------   --------
Net sales:
  United States.............................................  $172,513   $271,021   $239,271
  Canada....................................................    11,165        553        798
  Mexico....................................................     3,937      8,768      8,728
  Europe....................................................   127,735    126,453    103,534
  Eliminations..............................................    (3,937)    (8,768)    (8,728)
                                                              --------   --------   --------
    Total net sales.........................................  $311,413   $398,027   $343,603
                                                              ========   ========   ========

Operating income (loss):
  United States.............................................  $   (415)  $  8,273   $(14,440)
  Canada....................................................     1,291         43        (22)
  Mexico....................................................       271        602      1,000
  Europe....................................................     2,442     (3,527)    (3,671)
                                                              --------   --------   --------
    Total operating income (loss)...........................  $  3,589   $  5,391   $(17,133)
                                                              ========   ========   ========

Identifiable assets:
  United States.............................................  $265,575   $268,577   $159,313
  Canada....................................................        --        128        103
  Mexico....................................................     5,462      5,599         --
  Europe....................................................   112,353     95,669     93,679
  Eliminations..............................................   (51,190)   (70,807)   (43,935)
                                                              --------   --------   --------
    Total assets............................................  $332,200   $299,166   $209,160
                                                              ========   ========   ========

Depreciation and amortization:
  United States.............................................  $  9,983   $ 18,799   $ 15,438
  Canada....................................................       325          8         24
  Mexico....................................................       103        202        188
  Europe....................................................     5,982      7,548      7,952
                                                              --------   --------   --------
    Total...................................................  $ 16,393   $ 26,557   $ 23,602
                                                              ========   ========   ========

Capital expenditures:
  United States.............................................  $ 14,353   $ 11,415   $  6,650
  Canada....................................................        --          3         --
  Mexico....................................................        --         48        252
  Europe....................................................     7,021      5,956      2,794
                                                              --------   --------   --------
    Total...................................................  $ 21,374   $ 17,422   $  9,696
                                                              ========   ========   ========

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized unaudited quarterly statements of operations data for 1999 and 2000 is as follows:

                                                                        1999
                                                     -------------------------------------------
                                                       FIRST      SECOND      THIRD      FOURTH
                                                     ---------   ---------   --------   --------
Net sales..........................................  $ 101,549   $ 105,792   $ 93,673   $ 97,013
Gross profit.......................................     10,797      15,337     10,644      5,829
Net loss...........................................     (4,594)     (2,041)    (4,434)   (21,382)
Loss per share.....................................      (2.96)      (1.32)     (2.86)    (13.78)

    The increase in the fourth quarter loss is due primarily to the loss incurred on closure or sale of facilities, an adverse settlement of a customer dispute and decreased sales in certain divisions with inflexible cost structures.

                                                                         2000
                                                       -----------------------------------------
                                                        FIRST      SECOND     THIRD      FOURTH
                                                       --------   --------   --------   --------
Net sales............................................  $ 93,311   $ 86,500   $ 84,151   $ 79,641
Gross profit.........................................    11,800     11,257     10,393      5,711
Net loss before extraordinary item...................    (3,143)    (5,425)    (4,403)    (2,763)
Net income (loss)....................................    (3,143)    (5,425)       740      1,923
Earnings (loss) per share............................     (2.03)     (3.50)      0.48       1.24

    The decline in the fourth quarter gross margin is due primarily to the start-up of a new facility, decreased sales in the Brush division, the completion of a higher than normal number of tool building projects, which have a lower average margin and the sale of the Cosmetics division.

19.  SUBSEQUENT EVENTS

    In January 2001, the Company purchased on the open market $13,505 of its Subordinated Notes for $5,061, resulting in a net gain of $7,730.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The current directors and officers of the Company and Holdings are as follows:

                                        CURRENT TERM       POSITION WITH THE            POSITION WITH
NAME                           AGE        EXPIRES               COMPANY                 AMM HOLDINGS
----                         --------   ------------   -------------------------   -----------------------
George T. Votis............     39      April, 2001    Chairman, Chief Executive   Chairman, Chief
                                                       Officer, Treasurer and      Executive Officer and
                                                       Secretary                   Treasurer and Secretary

Charles B. Schiele.........     58      April, 2001    President, Assistant        President, Director and
                                                       Secretary and Director      Assistant Secretary

William W. Teeple..........     58      April, 2001    Chief Financial Officer     Chief Financial Officer
                                                       and Assistant Secretary     and Assistant Secretary

T. Michael Bauer...........     50                     Executive Vice President

Jean-Jacques de Boissieu...     43                     Executive Vice President

Michael N. Red.............     53                     Senior Vice President

David A. Strickland........     41                     Senior Vice President

------------------------

Notes:

    George T. Votis. Mr. Votis serves as Chairman, Chief Executive Officer, Treasurer and Secretary of the Company and of AMM Holdings and as Chairman and Chief Executive Officer of Galt Industries, Inc. which he founded in 1988. Prior to 1988, Mr. Votis was a Vice President and Principal at Carlisle Capital in Boston, Massachusetts.

    Charles B. Schiele. Mr. Schiele serves as President, Assistant Secretary and as a Director of the Company and AMM Holdings. Mr. Schiele joined Anchor in March 1998 as President. Prior to joining Anchor, Mr. Schiele served as Executive Vice President of Alcoa's Closure Systems International Division, a global packaging company since 1994. Mr. Schiele served as President of HC Industries; Regional Manager for the Americas, and Global Manager, Plastic Closures from 1984 to 1993.

    William W. Teeple. Mr. Teeple has served as Chief Financial Officer and Assistant Secretary of the Company and AMM Holdings since May 2000. Prior to joining the Company, he was the Chief Financial Officer of The Stackpole Corporation from 1988 to 1998 and Chief Financial Officer of Stackpole Limited from 1993 to 1998; Vice President of the Computer Products Group from 1984 to 1988 and Chief Financial Officer from 1983 to 1984 of Nashua Corporation. Prior to 1982, he was with the Monsanto Company (1977-1982) and International Paper Company 1970-1977).

    T. Michael Bauer. Prior to becoming Executive Vice President of the Company in 1998, Mr. Bauer joined Moll in October 1988 as General Manager of the Company's Fort Smith division. Mr. Bauer has more than 23 years of experience in the plastics industry, including three years from 1985 to 1988 with Michigan Plastics Company as Vice President of Manufacturing, one year from 1984 to 1985 with Grote Manufacturing Company as Manager of Manufacturing Engineering Services and ten years from 1974 to 1984 with Kusan Manufacturing Company.

    Jean-Jacques de Boissieu. Mr. de Boissieu joined Moll as Executive Vice President, France and Portugal in January 1998. He was named Executive Vice President, in February, 1999. Prior to joining Moll, Mr. de Boissieu was a consultant at C.N.P.A. since 1996. Prior to such time, Mr. de Boissieu served as Managing Director and General Manager US Filter Water Treatment France from 1994 to 1996, and was Automotive Development Engineer General Electric Plastics France, Product Manager Europe General Electric Plastics Netherlands, Managing Director of General Electric Silicones France, Spain and Portugal and Manager Europe of General Electric Silicones building and construction, Netherlands from 1985 to 1994.

    Michael N. Red. Mr. Red joined Anchor in May 1998 as Senior Vice President. Mr. Red has more than 10 years of experience in the plastic industry, including seven years from 1988 to 1995 with Closure Systems International as Vice President Global Sales since 1992 and two years from 1996 to 1997 with Soft Alloy Extrusion Division, Tifton, Georgia, as Vice President of Sales and Marketing.

    David A. Strickland. Mr. Strickland has over 8 years experience at the management level in the plastics industry. Prior to becoming Senior Vice President of the Company in February 2000, Mr. Strickland was Vice President, Manufacturing of the Company beginning in November 1998. Mr. Strickland was Plant Manager with Sunbeam Consumer Products from 1995 to 1998, was Manager, Operations--Tupperware North America from 1994 to 1995, and became a Plant Manager in 1992 with Ampex Recording Media Corporation after holding a variety of positions within that organization.

ITEM 11. EXECUTIVE OFFICER COMPENSATION.

EXECUTIVE COMPENSATION

    The following table sets forth for 2000 and 1999 all compensation awarded to, earned by or paid to (i) the Company's Chairman and Chief Executive Officer during 2000 and (ii) each of the Company's four most highly compensated executive officers (other than the Chairman and Chief Executive Officer).

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION            LONG TERM
                                            ----------------------------------   COMPENSATION
                                                                  OTHER ANNUAL     PAYOUTS       ALL OTHER
NAME AND PRINCIPAL POSITIONS                 SALARY     BONUS     COMPENSATION   LTIP PAYOUTS   COMPENSATION     TOTAL
----------------------------                --------   --------   ------------   ------------   ------------   ----------
George T. Votis................    2000     $850,000          0             0          0                0      $  850,000
  Chairman and Chief Executive     1999      850,000    250,000             0          0                0       1,100,000
    Officer
Charles B. Schiele.............    2000      400,000          0        13,796          0                0         413,796
  President                        1999      400,000    250,000        10,845          0                0         660,845
T. Michael Bauer...............    2000      200,000    180,000        19,340          0                0         399,340
  Executive Vice President         1999      195,765    177,000        10,000          0                0         382,765
Terrance O. Jones..............    2000      139,884    110,500        14,174          0           20,625         285,183
  Vice President, Oral Care(1)     1999      124,167     22,000        12,295          0                0         158,462
Jean Jacques de Boissieu.......    2000      176,056     63,380        10,000          0                0         249,436
  Executive Vice President         1999      170,542     73,069         1,169          0                0         244,780

--------------------------

(1) Mr. Jones left the Company in November 2000.

SUPPLEMENTAL EXECUTIVE RETIREMENT BENEFITS AGREEMENTS (SEE NOTE 3 BELOW)

    Upon retirement (as defined in the SERB Agreements), certain employees are entitled to a life-time annual retirement benefit (distributed monthly) calculated based upon the higher of two separate formulas (see note (2) below). The annual retirement benefits under one of these formulas, calculated based upon years of credited service (as defined in the SERB Agreements) and earnings (as defined in the SERB Agreements), is set forth in the table below. The annual retirement benefits are subject to a reduction for the employee's vested accrued benefit under the North American Philips Plan and any defined benefit plan maintained by the Company. The SERB Agreements also provide for spousal survival benefit options and for death benefits under certain circumstances. Lastly, in the event of the sale or exchange of substantially all the assets of the Company or a merger, reorganization, consolidation or a change of control, the employee is entitled to a lump sum payment in an amount equal to the actuarial equivalent of the employee's normal retirement benefit unless the successor entity or resulting controlling entity expressly assumes in writing the obligations under the SERB Agreements.

                                         YEARS OF CREDITED SERVICE
                            ----------------------------------------------------
EARNINGS                       15         20         25         30         35
--------                    --------   --------   --------   --------   --------
$125,000..................  $ 20,625   $ 27,500   $ 34,375     41,250     48,125
 150,000..................    24,750     33,000     41,250     49,500     57,750
 175,000..................    28,875     38,500     48,125     57,750     67,375
 200,000..................    33,000     44,000     55,000     66,000     77,000
 250,000..................    41,250     55,000     68,750     82,500     96,250
 300,000..................    49,500     66,000     82,500     99,000    115,500
 400,000..................    66,000     88,000    110,000    132,000    154,000
 450,000..................    74,250     99,000    123,750    148,500    173,250
 500,000..................    82,500    110,000    137,500    165,000    192,500

------------------------

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

(2) The annual retirement benefit is the higher of (i) the product of (a) the average of the employee's highest five years of earnings; (b) years of credited service under the plan (to a maximum of 43); and (c) 1.1% and (ii) the sum of (a) the product of (1) the average of the employee's highest five years of earnings; (2) years of credited service under the plan (to maximum of 43); and (3) 1.0%; and (b) the product of (1) the amount by which the average of the employee's highest five years of earnings exceeds the Average Social Security Taxable Wage Base; (2) years of credited service under the plan (to a maximum of 35); and (3) 0.6%. For purposes of this plan, the "Average Social Security Taxable Wage Base" is the average of the maximum limitation on wages subject to social security tax for the preceding 35 calendar years.

(3) The Company has frozen the accrued service time for employees currently in the SERB Agreements effective December 31, 1998. No new employees will be added to the plan, however, the plan will continue to be funded to support retirement benefits earned prior to the December 31, 1998 curtailment.

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

                                                       PERCENTAGE OF                             PERCENTAGE OF
                               NUMBER OF CAPITAL    OUTSTANDING CAPITAL    NUMBER OF PROFIT    OUTSTANDING PROFIT
                               UNITS BENEFICIALLY   UNITS BENEFICIALLY    UNITS BENEFICIALLY   UNITS BENEFICIALLY
NAME OF BENEFICIAL OWNER             OWNED                 OWNED                OWNED                OWNED
------------------------       ------------------   -------------------   ------------------   ------------------
George T. Votis(1)(2)........          475                   4.7%                1,075                 10.8%
MPI(2)(3)....................        7,564                  75.6                 6,934                 69.3
Charles B. Schiele...........            2                  0.02                   250                  2.5
T. Michael Bauer.............            0                     0                     0                    0
William W. Teeple............            0                     0                     0                    0
Montero, Inc.(2).............        1,355                  13.5                   531                  5.3
Director and Officers of the
  Company as a group
  (10 persons)...............          479                   4.7                 1,325                 13.3

------------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    At December 31, 2000, Moll had a note receivable of $390,000 from an individual with ownership interest in certain entities that were partners of Moll. The note is payable in three equal annual installments beginning February 1, 2000 and bears interest at 9%. The scheduled payments required for 2000 and 2001 have not been made.

    Moll paid management fees to certain related companies which are limited in amount under Moll's debt agreements. Management fee expense was approximately $1,397,000, $200,000 and $200,000 for 1998, 1999 and 2000, respectively.

    The Company leased land and buildings in Germany from an entity owned by certain entities that were partners of Moll. The Company recognized rent expense of $433,000 and $415,000 in 1998 and 1999, respectively. The Company paid $1,253,000 to the entity in 2000 in settlement of all lease obligations.

    Immediately prior to the Merger, Moll distributed its 69% Class B limited partnership interest in Reliance to certain of Moll's limited partners.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1.  Financial Statements

           (1) Report of Independent Public Accountants.

           (2) Consolidated Balance Sheets for fiscal years ended December 31, 1999 and 2000.

           (3) Consolidated Statements of Operations for fiscal years ended December 31, 1998, 1999 and 2000.

           (4) Consolidated Statements of Comprehensive Loss for fiscal years ended December 31, 1998, 1999 and 2000.

           (5) Consolidated Statements of Deficit for fiscal years ended December 31, 1998, 1999 and 2000.

           (6) Consolidated Statements of Cash Flows for fiscal years ended December 31, 1998, 1999 and 2000.

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

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------  ------------------------------------------------------------
 3.1     Restated Certificate of Incorporation of Moll
         Industries, Inc. (formerly known as Anchor Advanced
         Products, Inc.)*
 3.2     By-Laws of Moll Industries, Inc.*
 3.3     Restated Certificate of Incorporation of Anchor
         Holdings, Inc.*
 3.4     Bylaws of Anchor Holdings, Inc.*
 4.1     Indenture dated as of June 26, 1998 by and between Moll
         Industries, Inc. and State Street Bank and Trust Company, as
         trustee*
 4.2     Form of 10 1/2% Senior Subordinated Note due 2008 (included in Exhibit 4.1)*
 4.4     Amended and Restated Credit Agreement dated as of June 26,
         1998 by and among Moll Industries, Inc., the guarantors from time party thereto, the lenders from time to time party
         thereto and NationsBank, N.A., as agent*
 4.5     Pledge Agreement dated as of June 26, 1998 by and among
         NationsBank, N.A., Moll Plastics, LLC and Moll Industries,
         LLC (English translation)*
 4.6     Registration Rights Agreement dated as June 26, 1998 by and among Moll Industries, Inc. Donaldson, Lufkin & Jenrette
         Securities Corporation and NationsBanc Montgomery Securities
         LLC*
 4.7     Indenture dated as of April 2, 1997 by and among between
         Anchor Advanced Products, Inc., Anchor Holdings, Inc. and
         Fleet National Bank, as trustee*
 4.8     First Supplemental Indenture dated as of March 18, 1998 by and among Anchor Advanced Products, Inc., Anchor
         Holdings, Inc. and State Street Bank and Trust Company (as
         successor to Fleet National Bank), as trustee*
 4.9     Note Guarantee dated as of June 26, 1998*
 4.10    Substitute Note Guarantee dated as of June 26, 1998 of Moll
         Industries, LLC and Moll Plastics, LLC*
 4.11    Substitute Note Guarantee dated as of June 26, 1998 of Moll
         PlastiCrafters GmbH, Hanning-Kunststoffe Beteilingungs-GmbH,
         Hanning-Kunststoffe GmbH & Co., "PB" Hanning GmbH, and PB
         Hanning GmbH & Co. Handelsgesellschaft*
 4.12    Substitute Note Guarantee dated as of June 26, 1998 of Moll
         Industries UK, Limited*
 4.13    Substitute Note Guarantee dated as of June 26, 1998 of Moll
         S.P.R.L.*
 4.14    Substitute Note Guarantee dated as of June 26, 1998 of Moll
         Plastics SARL, 2BI SARL, Somoplast SARL, Semip SARL,
         Somomeca Industries SARL, Serim SARL, Staphane SARL, SAPI
         SARL and Somoplast Lorraine SARL*
 4.15    Security Agreement dated as of June 26, 1998 by and among
         Moll Industries, Inc., the subsidiary guarantors from time party thereto, Moll Industries, LLC, Moll Plastics LLC and
         NationsBank, N.A., as agent for the lenders from time to
         time party thereto*
 10.1    Purchase Agreement dated as June 26, 1998 by and among Moll
         Industries, Inc. Donaldson, Lufkin & Jenrette Securities
         Corporation and NationsBanc Montgomery Securities LLC*
 10.2    Stock Purchase Agreement dated as of June 4, 1998 by and
         among Anchor Advanced Products, Inc., and the Selling
         Stockholders of Gemini Plastic Services, Inc.*
 10.3    Purchase and Sale Agreement dated as of June 4, 1998 by and among Anchor Advanced Products, Inc., and the Robert S.
         Hayberg and Linda Hayberg*
 10.4    Stock Purchase Agreement dated as of March 19, 1998 by and among Anchor Acquisition Co., Anchor Holdings, Inc. and the
         Selling Stockholders of Anchor Holdings, Inc. together with
         Exhibits and Schedules*
 10.5    Form of Employment Agreement*

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------  ------------------------------------------------------------
 10.6    Form of Supplemental Executive Retirement Benefit Agreement
         and Side Letter*
 10.7    Letter Agreement dated March 19, 1998 between Thomas H. Lee
         Company and Anchor Acquisition Co.*
 10.8    Employment and Consulting Agreement dated as of June 9, 1998 by and among George T. Votis, Richard P. Fackler, Anchor
         Advanced Products, Inc. and Moll PlastiCrafters Limited
         Partnerships*
 10.9    Combined Share and Asset Purchase Agreement dated August 7,
         1997 (the "Combined Purchase Agreement"), by and among the
         Sellers and Buyers named therein.*
10.10    Amendment to the Combined Purchase Agreement dated September
         23, 1997.*
10.11    Stock Purchase Agreement dated October 28, 1997 by and among
         Roland Staphane and Angele Staphane and Moll Plastics SARL.*
10.12    Transfer and Sale Agreement dated December 8, 1999 by and
         among Moll Industries, Inc. and Certina
         Aktiengesellschaft.*
10.13    Amended and Restated Credit Agreement dated August 9, 2000 among the Financial Institutions, as the Lenders, Bank of
         America, N.A., as the Agent and Moll Industries, as the
         Borrower.*
10.14    The Purchase Agreement entered into as of October 4, 2000 by and among Moll Industries, Anchor Holdings, Henlopen
         Manufacturing Co., Inc., and Compagnie Generale de
         Participation Industrielle et Financiere.
 12.1    Computation of Ratio of Earnings to Fixed Charges, Ratio of
         Earnings to Cash Interest Expense and Ratio of Net Debt to
         EBITDA
 16.1    Letter of PricewaterhouseCoopers LLP dated August 3, 1998*
 21.1    List of Subsidiaries of Anchor Holdings, Inc.

------------------------

*   Previously filed.

    (b) Reports on Form 8-K

        Form 8-K dated October 18, 2000 concerning the agreement to sell the Cosmetics division and the tender for the 11 3/4% Senior Notes.

        Form 8-K dated November 22, 2000 concerning the closing of the sale of the Cosmetics division, the settlement of the tender for the 11 3/4% Senior Notes.

        Form 8-K/A dated December 7, 2000 containing pro forma financial information giving effect to the Cosmetics sale and the tender offer.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AMM HOLDINGS, INC.

Date: April 17, 2001                                   By:             /s/ GEORGE T. VOTIS
                                                            -----------------------------------------
                                                                         George T. Votis
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman, Chief Executive
                 /s/ GEORGE T. VOTIS                     Officer and Director
     -------------------------------------------         (Principal Executive
                   George T. Votis                       Officer)

               /s/ CHARLES B. SCHIELE
     -------------------------------------------       President and Director
                 Charles B. Schiele

                /s/ WILLIAM W. TEEPLE
     -------------------------------------------       Chief Financial Officer
                  William W. Teeple