Form 10-Q
period 2001-09-29
AMM HOLDINGS INC
filed 2001-11-19
CIK 1067531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 29, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-26943

AMM HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2088661 (I.R.S. Employer Identification No.)

2100 S.W. 71st Terrace
Davie, FL 33317
(Address of Principal Executive Offices)
(Zip Code)

Registrant’s Telephone Number, Including Area Code: (954) 577-2660

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DATE	CLASS	OUTSTANDING SHARES

November 19, 2001	AMM Holdings, Inc. Common Stock, $.01 par value	1,000

     Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc. which is a wholly-owned subsidiary of AMM Holdings, Inc.

ii

AMM HOLDINGS, INC. AND SUBSIDIARIES

iii

INTRODUCTION

     AMM Holdings, Inc. ( “AMM Holdings”, a wholly-owned subsidiary of AMM Holdings, LLC ) is a holding company and does not have any material operations or assets other than ownership of all of the capital stock of Anchor Holdings, Inc. ( “Holdings” ), which does not have any material operations or assets other than ownership of all the capital stock of Moll Industries, Inc. ( the “Company” ), an operating company. The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe.

     The Company serves over 350 customers, including leading multinational companies such as Asyst, Invensys, Kimberly-Clark, Motorola, Renault, Schering-Plough, SEB, Whirlpool and Xerox. Products using the Company’s plastic components are sold in a wide range of end markets, including consumer products, communications/connectivity, household appliances, automobiles and medical devices. The Company believes that the diversity of its customers, markets and geographic regions creates a stable revenue base and reduces the Company’s exposure to particular market or regional economic cycles.

     The Company has 19 manufacturing facilities with approximately 600 molding machines throughout North America, Brazil and Europe, including France, the United Kingdom and Portugal. The Company is capable of providing its customers with integrated design and prototype development, mold design and manufacturing, advanced plastic injection molding capabilities, and value-added finishing services, such as hot stamping, pad printing, assembly and complete product testing, all of which enable it to provide “one-stop” shopping to customers seeking a wide range of services. The Company’s technologically advanced manufacturing facilities and equipment enable it to provide customized solutions to highly demanding customer specifications.

     The structure of the Company is as indicated in the table below:

AMM Holdings, Inc.

|
|

Anchor Holdings, Inc.

|
|

Moll Industries, Inc.

|
|
|

Moll Industries, Limited	Moll Industries UK, Limited	Moll France SARL	Anchor Advanced Products Foreign Sales Corporation	Compression, Inc.	Moll do Brazil LTDA

Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)

	SEPTEMBER 29,	DECEMBER 31,
	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$966	$378

Accounts receivable, net of reserves for doubtful accounts of $2,041 and $2,226, respectively	55,563	62,181

Inventories, net	18,564	23,181

Deposits on tooling	8,318	6,998

Other current assets	1,974	1,871

Total current assets	85,385	94,609

PROPERTY, PLANT AND EQUIPMENT:

Land	1,884	2,371

Buildings	25,736	34,345

Machinery and equipment	76,078	87,641

Less: accumulated depreciation	(40,393)	(40,892)

Property, plant and equipment, net	63,305	83,465

PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE	6,352	1,811

GOODWILL, NET	9,533	14,092

INVESTMENTS	381	26

INTANGIBLE AND OTHER ASSETS, NET	14,238	15,157

Total assets	$179,194	$209,160

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:

Current portion of long-term obligations	$218,142	$8,175

Short-term borrowings	20,825	6,832

Accounts payable	42,020	42,444

Accrued interest	4,009	7,315

Accrued liabilities	15,728	15,683

Deferred tooling revenue	6,081	4,682

Total current liabilities	306,805	214,307

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION	—	174,641

FAIR VALUE OF INTEREST RATE SWAP AGREEMENT	4,263	—

DEFERRED INCOME TAXES	289	2,727

OTHER NON-CURRENT LIABILITIES	6,641	6,974

COMMITMENTS AND CONTINGENCIES

DEFICIT:

Common stock ($.01 par value, 3 shares authorized, 1 share issued and outstanding)	—	—

Additional paid in capital	387	387

Accumulated deficit	(128,439)	(102,062)

Accumulated other comprehensive loss	(10,752)	(7,648)

Total deficit	(138,804)	(109,323)

Total liabilities and deficit	$179,194	$209,160

The accompanying notes are an integral part
of these consolidated balance sheets.

AMM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	SEPTEMBER 29,	SEPTEMBER 30,	SEPTEMBER 29,	SEPTEMBER 30,
	2001	2000	2001	2000

NET SALES	$60,072	$84,151	$190,719	$263,962

COST OF SALES	56,741	73,758	175,079	230,512

Gross profit	3,331	10,393	15,640	33,450

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,852	8,410	18,359	24,156

LOSS ON ASSET IMPAIRMENT	—	—	3,580	—

LOSS ON RESTRUCTURE OR CLOSURE OF FACILITIES	876	807	9,145	1,607

Operating income (loss)	(3,397)	1,176	(15,444)	7,687

INTEREST EXPENSE, NET	9,078	9,109	24,163	27,710

OTHER (INCOME) EXPENSE	(1,685)	(77)	(2,786)	79

LOSS BEFORE TAXES AND EXTRAORDINARY ITEM	(10,790)	(7,856)	(36,821)	(20,102)

BENEFIT FOR INCOME TAXES	(1,421)	(1,899)	(2,714)	(2,667)

NET LOSS BEFORE EXTRAORDINARY ITEM	(9,369)	(5,957)	(34,107)	(17,435)

EXTRAORDINARY ITEM	—	5,143	7,730	5,143

NET LOSS	$(9,369)	$(814)	$(26,377)	$(12,292)

NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM	$(9,369)	$(5,957)	$(34,107)	$(17,435)

NET LOSS PER SHARE	$(9,369)	$(814)	$(26,377)	$(12,292)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1	1	1	1

The accompanying notes are an integral part of these
consolidated financial statements.

AMM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS AND UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	SEPTEMBER 29,	SEPTEMBER 30,	SEPTEMBER 29,	SEPTEMBER 30,
	2001	2000	2001	2000

NET LOSS	$(9,369)	$(814)	$(26,377)	$(12,292)

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment	1,711	(2,641)	(1,224)	(5,322)

Cumulative effect of accounting change	—	—	(2,204)	—

Amortization of cumulative effect of adopting SFAS No. 133	108	—	324	—

COMPREHENSIVE LOSS	$(7,550)	$(3,455)	$(29,481)	$(17,614)

The accompanying notes are an integral part of these
consolidated financial statements.

AMM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS AND UNAUDITED)

	THIRTY- NINE WEEKS ENDED

	SEPTEMBER 29,	SEPTEMBER 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(26,377)	$(12,292)

Adjustments to reconcile net loss to net cash

Used in operating activities:

Depreciation and amortization	12,756	18,804

Amortization of impact of adoption of SFAS No. 133	324	—

Change in fair value of interest rate swap	2,059	—

Extraordinary gain	(7,730)	(5,143)

Loss (gain) on disposal of fixed assets	(1,398)	1,724

Accretion on Senior Discount Notes	5,090	4,464

Loss on restructure or closure of facilities	8,068	1,100

Loss on asset impairment	3,580	—

Deferred income taxes	(2,732)	(2,447)

Changes in assets and liabilities:

Accounts receivable	5,850	(1,100)

Inventories	4,396	4,490

Other current assets	40	(814)

Deposits on tooling	(1,379)	(3,410)

Other assets	(631)	237

Accounts payable	371	2,051

Accrued liabilities	(4,912)	(8,958)

Deferred tooling revenue	1,395	1,133

Other liabilities	(326)	(229)

Total adjustments	24,821	11,902

Net cash used in operating activities	(1,556)	(390)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(3,270)	(6,627)

Proceeds on disposal of fixed assets	2,733	571

Equity investment	(355)	—

Net cash used in investing activities	(892)	(6,056)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from Revolving Loan facilities	11,373	853

Proceeds from issuance of long-term obligations	—	52,767

Principal payments on long-term obligations	(8,377)	(45,520)

Refinancing costs	—	(2,694)

Net cash provided by financing activities	2,996	5,406

EFFECT OF EXCHANGE RATE CHANGES IN CASH	40	(94)

NET CHANGE IN CASH	588	(1,134)

BALANCE AT BEGINNING OF PERIOD	378	1,350

BALANCE AT END OF PERIOD	$966	$216

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$17,655	$24,755

Cash paid for income taxes	$250	$—

The accompanying notes are an integral part of these
consolidated financial statements.

AMM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS AND UNAUDITED)

1. ORGANIZATION

     AMM Holdings, Inc ( “AMM Holdings”, a wholly-owned subsidiary of AMM Holdings, LLC) was incorporated March 3, 1998, under the laws of the State of Delaware. AMM Holdings owns all of the outstanding shares of Anchor Holdings, Inc. (“Holdings”). Holdings owns all of the outstanding shares of Moll Industries, Inc. (the “Company”, formerly known as Anchor Advanced Products, Inc.) through which, including the Company’s subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout North America and Europe. AMM Holdings and Holdings have no operations or investments other than their investment in the Company. The Company’s products are sold to a wide range of markets, including consumer products, communications/connectivity, household appliances, automobile and medical devices. The Company’s manufacturing facilities are located primarily in the United States, France and the United Kingdom.

2. FINANCIAL CONDITION

     The Company’s Credit Facility contains certain financial and restrictive covenants. The Company is dependent upon availability under the revolving loan portion of the Credit Facility to meet working capital needs, debt service obligations, capital expenditure needs and other cash flow requirements during 2001. Due to underperformance of the European divisions, the Company is not in compliance with the financial covenants of the Credit Facility at September 29, 2001. Because of this noncompliance, the lenders have the ability to demand payment of all outstanding amounts under the Credit Facility, which if done, would have a material, adverse impact on the Company’s consolidated financial position, results of operations and cash flows as the Company does not have the ability to fulfill such a demand. In addition, if the lenders declared the Credit Facility to be in default, the Subordinated Notes contain cross-default provisions under which the Company would be in default allowing an acceleration of amounts due. Due to the ability of the lenders to demand payment, all amounts outstanding under the Credit Facility and the Subordinated Notes have been included in current portion of long-term obligations in the accompanying Balance Sheet.

Management is currently negotiating to amend the existing Credit Facility (including an increase in available borrowing capacity) or obtain a new credit agreement to replace the existing Credit Facility, as well as investigating other sources of new liquidity. In the event management is not successful, the Company would not have the resources to meet its working capital, debt service and capital expenditure requirements in the near future. Thus, the Company’s ability to continue as a going concern is dependent upon its ability to amend existing debt instruments or obtain new liquidity sources which provide additional borrowing capacity.

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

     The quarterly financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the quarterly consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented, such adjustments being of a normal, recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these quarterly consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. Results of operations in the interim periods are not necessarily indicative of results to be expected for a full year.

     Income (loss) per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. AMM Holdings has no other dilutive securities outstanding.

4. RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized separately in the statement of financial position and to be measured at fair value. Under SFAS No. 133, the Company’s interest rate swap agreement is considered a derivative. The Company recorded a loss of approximately $2,204 as of January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statement of Comprehensive Income (Loss) to record the interest rate swap agreement at estimated fair value.

     In the thirteen and thirty-nine weeks ended September 29, 2001, the Company recognized expense of $1,571 and $2,059, respectively due to the change in fair value of the interest rate swap agreement. These amounts have been reflected as interest expense in the accompanying Consolidated Statements of Operations. Additionally, the Company began amortizing the cumulative effect of accounting change resulting in a $108 and $324 charge to interest expense in the thirteen and thirty-nine weeks ended September 29, 2001, respectively. The cumulative effect of accounting change will be amortized over the remaining 52 months of the interest rate swap agreement.

     In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141, which is effective immediately requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142, which is effective beginning on January 1, 2002, provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9,291 that will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $136 and $530 for the thirteen and thirty-nine weeks ended September 29, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adoption on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In October, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also supersedes Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The Company will be required to adopt this statement no later than January 1, 2002 and the impact of adoption on the Company’s results of operations, financial position and cash flows has not been assessed.

5. INVESTMENTS

     During the second quarter of 2001, the Company paid $355 for a 33% ownership interest in Brassmolde, a leading Brazilian plastics molder. This joint venture, Brasmolde-Moll Placticos S.A. is headquartered in Sao Paulo and will serve firms in the technology sector, particularly those in the communications and connectivity industries.

6. DISPOSITIONS, CLOSURES AND CONSOLIDATIONS

     The Company has been formed by a number of acquisitions. The operating results of the Company have been less than expected since the acquisitions. As a result, management has and continues to evaluate all of its operations and several facilities have been consolidated or sold. Additional closures or dispositions are likely as management continues its ongoing evaluations.

COSMETICS DIVISION

     Effective November 14, 2000, the Company sold its Cosmetics division. Assets sold in the transaction included the relationships with L’Oreal/Maybelline and Mary Kay, the production facility in Matamoros, Mexico and the working capital associated with the division. The division had sales of $10,018 and $33,284 and operating profit of $1,298 and $5,277, in the thirteen and thirty-nine weeks ended September 30, 2000, respectively.

COMPRESSION—ORANGE COUNTY

     Effective December 31, 2000, the Company sold the Orange County, CA location of Compression. The division had sales of $570 and $2,339 and operating loss of $18 and $473, in the thirteen and thirty-nine weeks ended September 30, 2000, respectively.

DISPLAY DIVISION

     On October 26, 2000, the Company reached an agreement with Maybelline to cancel immediately the contract for the production of point-of-purchase display units for Maybelline. The division was closed effective October 28, 2000. The division had sales of $6,365 and $14,128 and operating profit of $671 and $460, in the thirteen and thirty-nine weeks ended September 30, 2000, respectively.

CRISSEY FACILITY

     During the first quarter of 2001, the Company finalized its plan to consolidate the Crissey, France facility into the Rouvray, France facility. In the first quarter, the Company recognized a loss of $671 in 2001 related primarily to severance costs in association with this consolidation. This loss was decreased to $467 in the third quarter based on actual closure expenses incurred.

MORRISTOWN, TN FACILITY

     During the second quarter of 2001, the Company formalized a plan to consolidate the operations of its Morristown, TN facility into other existing facilities. A loss of $5,219 was recognized in the second quarter related primarily to severance costs and the write-down of property, plant and equipment assets to estimated net realizable value in association with this consolidation. An additional loss of $739 was recognized in the third quarter related to costs incurred to move continuing business to other locations.

ROCHESTER, NY FACILITY

     During the second quarter of 2001, the Company formalized a plan to consolidate the operations of its Rochester, NY facility into other existing facilities. A loss of $2,379 was recognized in the second quarter related primarily to severance costs and the write-down of property, plant and equipment assets to estimated net realizable value in association with this consolidation. An additional loss of $341 was recognized in the third quarter related to costs incurred to move continuing business to other locations.

7. ASSET IMPAIRMENT

     When factors are present which indicate the cost of long-lived assets may not be recovered, the Company evaluates the realizability of such assets, based upon the estimated undiscounted future cash flows of the asset, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. During the second quarter of 2001, due to the lack of anticipated improvements in the small appliance business combined with a decrease in the profits of the automotive business, management determined, based on an analysis of the estimated undiscounted future cash flows of the division, that the goodwill associated with the French division was impaired. As a result, the goodwill balance was written off through a charge of $3,580 which is included in the accompanying Consolidated Statements of Operations. Management is of the opinion that its remaining goodwill is realizable; however, it continues to monitor such realizability in light of the declining performance of the Company, particularly in the communications market and the United Kingdom economy as a whole. Goodwill associated with these specific operations total $5,700 and $2,500, respectively.

8. LONG TERM OBLIGATIONS

     In January 2001, the Company purchased on the open market $13,505 of its 10.5% Subordinated Notes (“Subordinated Notes”) for $5,061, resulting in a net gain of $7,730. The gain has been included as an “Extraordinary Item” in the accompanying Consolidated Statements of Operations.

     The Company is currently tendering for up to $66,500 of its Subordinated Notes at 20% of face value. Any gain associated with this potential repurchase of debt will be recognized in the period of purchase. There are no assurances any repurchases will be completed. Among other things, completion is contingent on an amendment of the existing facility or refinancing of the Credit Facility as discussed in Note 2.

9. LITIGATION

     The entity that acquired the Company’s Germany operations in 1999 filed a lawsuit in 2001 against the Company for loss of profits due to the bankruptcy of the Germany operation. The plaintiff is seeking damages in the amount of approximately $3,800. Management believes the suit is without merit and plans to defend it vigorously; however, the ultimate resolution of this matter is currently unknown.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report may contain certain forward-looking statements concerning the Company’s operations, economic performance and financial condition. All such statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions that are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur that will affect the Company’s results.

OVERVIEW

     AMM Holdings is a holding company and does not have any material operations or assets other than its ownership of all the capital stock of Anchor Holdings, Inc., which does not have any material operations or assets other than the ownership of all the capital stock of the Company. Unless otherwise noted, references herein to the Company also apply to AMM Holdings.

     The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company serves over 350 customers, including leading multi-national companies such as Asyst, Invensys, Kimberly-Clark, Motorola, Renault, Schering-Plough, SEB, Whirlpool and Xerox. Products using the Company’s components are sold in a wide range of end-markets, including consumer products, communications/connectivity items, household appliances, automobiles and medical devices.

     The Company has been formed by a number of acquisitions that have been integrated through consolidation of manufacturing facilities, logistical optimization and reduction of overhead. In July 1991, certain entities controlled by Mr. Votis and his partners were merged to form Moll PlastiCrafters Limited Partnership (“Moll”). Since 1991, Moll has grown through several strategic acquisitions in North America and Europe. In December 1992, Moll acquired Textek Plastics, Inc., based in San Antonio and Round Rock, Texas. In July 1993, Moll acquired Advanced Custom Molders, based in Georgetown and El Paso, Texas. In October 1994, Moll acquired Quality Plastics Company, based in Newberg, Oregon.

     In August 1997, Moll acquired the Hanning group of companies, a supplier of injection molded plastic components for use in digital photocopiers, with manufacturing facilities located in the United States, the United Kingdom and Germany. In January 1998, Moll acquired Somomeca Industries; a major French supplier of injection molded plastic components and plastic injection molds. In March 1998, Mr. Votis acquired Anchor Advanced Products, Inc. (“Anchor”) from affiliates of the Thomas H. Lee Company.

     In June 1998, the Company was formed through the merger (the “Merger”) of two leading plastic injection molders, Moll and Anchor, which were each controlled by Mr. Votis. Prior to the Merger, Moll and Anchor were independently operated entities.

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

     The Company’s operating results have been lower than expected since the Merger. As a result, management has and continues to evaluate all of it operations. These evaluations have to date resulted in the decisions to 1) sell its metal fabrication business in March 1999 to a supplier, 2) sell a non-essential tool building facility in March 1999, 3) close its Round Rock, TX molding facility, 4) sell its Paderborn, Germany facility, which had incurred significant losses due to declines in volume, in December 1999, 5) sell its Chalon, France tool building operation in June 2000, 6) discontinue its Display division in November 2000, 7) sell its Cosmetics division to a strategic buyer in November 2000, 8) sell the California location of Compression in December 2000, 9) consolidate the Crissey, France facility into the Rouvray, France facility in May 2001, 10) consolidate the Rochester, NY facility into several U.S. facilities in September, 2001, and 11) consolidate the Morristown, TN facility into several U.S. facilities in November, 2001.

     During 2000 and through the third quarter of 2001, the French division performed at a lower than expected level. The disappointing results were primarily attributable to 1) the start-up of a new facility associated with a significant expansion of the Company’s contract with SEB and the move of the previously existing business with SEB to the new facility, 2) product pricing issues associated with the SEB contract, 3) a decline in tool building activity and associated margins, 4) an increase in resin prices that could not be passed on to the automotive market and 5) decreased demand in the automotive industry. The Company is currently re-negotiating its contract with SEB in order to improve future performance. Additionally, the Company is pursuing opportunities to possibly sell its French tool building operations. During the second quarter of 2001, due to the lack of anticipated improvements in the small appliance business combined with a decrease in the profits of the automotive business, management has determined, based on an analysis of the estimated undiscounted future cash flows of the division, that the goodwill associated with the French division is impaired. As such, the remaining goodwill at June 30, 2001 was eliminated through a charge of $3,580.

     Management continues to evaluate its other divisions as to their future strategic fit within the organization and their projected results of operations. Additional locations/divisions will most likely be sold or closed as management continues the evaluation. Concurrently, subject to the availability of financing, expansion could occur in other divisions as the Company continues its growth with strategic customers. In addition, management continues to evaluate the realizability of the remaining goodwill balances in connection with its 2002 budget process. Management is of the opinion that its remaining goodwill is realizable; however, it continues to monitor such realizability in light of the declining performance of the Company, particularly in the communications market and the United Kingdom economy as a whole. Goodwill associated with these specific operations total $5,700 and $2,500, respectively.

     During 2000, management initiated a program to reduce AMM Holdings’ leverage. AMM Holdings’ debt was reduced from $304.4 million at September 30, 2000 to $ 238.9 million at September 29, 2001.

     Certain of the Company’s operating data for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000 are set forth below as percentages of net sales.

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	5.5%	12.4%	8.2%	12.7%

Selling, general and administrative	9.7%	10.0%	9.6%	9.2%

Loss on asset impairment	0.0%	0.0%	1.9%	0.0%

Loss on restructure or closure of facility	1.5%	1.0%	4.8%	0.6%

Operating income (loss)	(5.7)%	1.4%	(8.1)%	2.9%

Interest expense, net	15.1%	10.8%	12.7%	10.5%

Provision (benefit) for income taxes	(2.4)%	(2.3)%	(1.4)%	(1.0)%

Extraordinary item	0.0%	6.1%	(4.1)%	2.0

Net income (loss)	(15.6)%	(0.1)%	(13.8)%	(4.7)%

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001 VERSUS SEPTEMBER 30, 2000

     NET SALES. Net sales decreased by $24.1 million, or 28.6%, to $60.1 million for 2001 from $84.2 million for 2000, due in part to the disposition of the Cosmetics and Compression-California divisions and the closure of the Display division. On a pro forma basis, sales decreased $7.1 million. In addition to these closures/dispositions, sales decreased $3.7 million in the Brush division due to the conclusion of the Colgate contract and phasing out of the Proctor & Gamble business. Sales decreased $0.7 million in the Medical division due primarily to a $0.3 million decrease in sales to Abbott and a $0.2 million decrease in sales to Coeur Labs due to the customers moving production in-house. Sales in the Communications/Connectivity division declined by $3.7 million due to decreased demand by Motorola, due to reduced demand and movement of production to the Far East. Sales in the US tooling operations declined $1.2 million. Sales in France decreased by $2.8 million due to a decline in sales to Renault of $0.9 million as Renault reduced inventory in association with a model change, the loss of a customer, Valeo, which had sales of $1.0 million in the third quarter of 2000 and the continued decline in the tooling business. Additionally, French sales in US$ were $0.2 million lower in 2001 than 2000 due to the strengthening of the US$ against foreign currencies. These decreases were offset by an increase in the Communications/Connectivity division due to a $2.0 million increase in sales to Asyst, an increase in sales of $2.1 million in the Appliance division due to increased demand from Whirlpool and Kimberly Clark and increased sales of $1.7 million in the Rochester, NY division in anticipation of the transition of customers to other Company-owned facilities.

     GROSS PROFIT. Gross profit decreased by $7.1 million, or 68.3%, to $3.3 million for 2001 from $10.4 million for 2000, in part due to the disposition and closure activity noted above. On a pro forma basis, gross profit decreased $4.6 million. Decreases in gross profit occurred in the Brush division ($1.5 million), the Medical division ($0.2 million), the Communications/Connectivity division ($1.2 million) and in France ($2.4 million) due to the decline in sales discussed above. These decreases were offset in part by an increase in gross profit in the Appliance division due to increased demand by Whirlpool and Kimberly Clark and in the Communications/Connectivity division due to increased sales to Asyst.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased $2.5 million, or 29.8% to $5.9 million for 2001 from $8.4 million for 2000 due to the disposition and closure activity discussed above. On a pro forma basis, SG&A expenses decreased $2.1 million due to reductions made in overhead costs.

     LOSS ON RESTRUCTURE OR CLOSURE OF FACILITY. The Company recognized a loss of $.7 million and $.4 million, respectively related to the transfer of the Morristown, TN and Rochester, NY customers to other U.S. facilities. These losses are in addition to the estimated losses of $5.2 million and $2.4 million, respectively, which were recognized in the second quarter. In addition, the Company reduced the loss on the on the consolidation of the Crissey, France facility into the Rouvray, France facility by $.2 as the consolidation was completed at a lower than expected expense. The loss in 2000 relates to additional losses on the sale of its Chalon France tooling facility. This loss was in addition to the estimated loss of $1.1 million recognized in the second quarter.

     OPERATING INCOME (LOSS). Operating income decreased by $4.6 million to a loss of $3.4 million for 2001 from income of $1.2 million for 2000 for the reasons listed above. On a pro forma basis, operating income decreased $2.7 million.

     NET INTEREST EXPENSE. Net interest expense remained level, totaling $9.1 million for both periods. Included in interest expense is expense of $1.6 million related to recording the change in the estimated fair value of the Company’s interest rate swap. This expense must be recorded pursuant to SFAS No. 133; however, it will not have a negative cash impact on the Company, unless management cancels the agreement prior to maturity. Additionally, the Company experienced a decrease in interest expense due to the reduction in debt as a result of management’s plan to reduce leverage.

     INCOME TAX BENEFIT. Income tax benefit decreased by $0.5 million to $1.4 million for 2001 from $1.9 million for 2000 and is due to losses in the France division.

     EXTRAORDINARY ITEM. The Company recognized a gain of $5.1 million in 2000 in connection with the retirement of $50 million of its Senior Notes. The gain consists of a 15% discount paid on retirement of the debt less fees incurred in the refinancing and the write-off of deferred debt costs.

     NET INCOME (LOSS). Net income decreased to a loss of $9.4 million in 2001 from a loss of $0.8 million for 2000 as a result of the above factors.

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 VERSUS SEPTEMBER 30, 2000

     NET SALES. Net sales decreased by $73.4 million, or 27.8%, to $190.6 million for 2001 from $264.0 million for 2000, due in part to the disposition of the Cosmetics and Compression-California divisions and the closure of the Display division. On a pro forma basis, sales decreased $23.4 million. Sales decreased $11.0 million in the Brush division due to the conclusion of the Colgate contract and phasing out of the Proctor and Gamble business. Sales decreased $6.2 million in the Medical division due primarily to a $3.6 million decrease in sales to Abbott, a $0.5 million decrease in sales to Terumo, a $0.2 million decrease in sales to Coeur Labs due to these customers moving production in-house and a $0.9 million decrease in sales to Fullerton due to the end of a significant contract. Sales in France decreased by $10.7 million due to a decline in sales to Renault of $3.9 million as Renault reduced inventory in association with a model change, the loss of a customer, Valeo, which had sales of $2.7 million during the first thirty-nine weeks of 2000 and the continued decline in the tooling business. Additionally, French sales in US$ were $2.7 million lower in 2001 than 2000 due to the strengthening of the US$ against foreign currencies. These decreases were offset by an increase in the Communications/Connectivity division due to a $4.0 million increase in sales to Asyst and an increase in sales in the Appliance division due to increased demand from Whirlpool.

     GROSS PROFIT. Gross profit decreased by $17.9 million, or 53.4%, to $15.6 million for 2001 from $33.5 million for 2000, in part due to the disposition and closure activity noted above. On a pro forma basis, gross profit decreased $10.8 million. Decreases in gross profit occurred in the Brush division ($3.0 million), the Medical division ($1.4 million), the Communications/Connectivity division ($0.8) and in France ($5.3 million) due to the decline in sales discussed above. Additionally, decreases occurred in France due to the start-up of the VilleFranche facility ($0.5 million) and in the United Kingdom due to the start-up of the Dyson project ($0.5 million). These decreases were offset in part by an increase in gross profit in the Appliance division due to increased demand by Whirlpool and in the Communications/Connectivity division due to increased sales to Asyst.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased $5.8 million, or 24.0% to $18.4 million for 2001 from $24.2 million for 2000 due to the disposition and closure activity discussed above. On a pro forma basis, SG&A expenses decreased $4.0 million due to reductions made in overhead costs.

     LOSS ON ASSET IMPAIRMENT. Loss on asset impairment consists of the write off of the goodwill balance associated with the French division of $3.6 million in the second quarter of 2001.

     LOSS ON RESTRUCTURE OR CLOSURE OF FACILITY. Loss on restructure or closure of facility in 2001 consists of the estimated loss to be realized on the consolidation of the Crissey, France facility into the Rouvray, France facility and the consolidation of the Morristown, TN and Rochester, NY facilities into other U.S. facilities. The loss in 2000 related to a gain on the leasing of the Compression-CA facility more quickly than was anticipated when the reserve for the lease was established in 1999, offset by the loss on the sale of the Chalon Sur Saone Cedex France tooling facility.

     OPERATING INCOME (LOSS). Operating income (loss) declined by $23.1 million to a loss of $15.4 million for 2001 from income of $7.7 million for 2000 for the reasons listed above. On a pro forma basis, operating income decreased $6.1 million.

     NET INTEREST EXPENSE. Net interest expense decreased by $3.5 million, or 12.6% to $24.2 million for 2001 from $27.7 million for 2000. Included in interest expense is a charge of $2.1 million related to recording the estimated fair value of the Company’s interest rate swap. This expense must be recorded pursuant to SFAS No. 133; however, it will not have a negative cash impact on the Company unless it cancels the agreement prior to maturity. This increase was offset by a decrease in interest expense due to the reduction in debt as a result of management’s plan to reduce leverage.

     INCOME TAX BENEFIT. Income tax benefit was consistent at $2.7 million for 2001 and 2000 and is due to losses in the France division in 2001.

     EXTRAORDINARY ITEM. Extraordinary income of $7.7 million consists of the gain realized on the purchase of $13.5 million of the Subordinated Notes in the first quarter of 2001. Extraordinary income of $5.1 million in 2000 consists of the gain realized on the purchase of $50 million of the Senior Notes in the third quarter of 2000.

     NET LOSS. Net loss increased to $26.4 million from a loss of $12.3 million for 2000 as a result of the above factors

LIQUIDITY AND CAPITAL RESOURCES

     AMM Holdings incurred net losses of $17.3 million, $37.7 million and $11.9 million for the years ended December 31, 1998, 1999 and 2000, respectively, and has a stockholder’s deficit of $138.8 million at September 29, 2001. Additionally, AMM Holdings has negative net working capital of $221.4 million at September 29, 2001, including $210.0 million of long term debt reclassified due to the Company’s noncompliance with its covenants and $19.8 million under the Revolving Loan which is classified as current as it includes certain clauses and lock-box requirements that cause amounts outstanding under the Revolving Loan to be classified as short-term debt for financial reporting purposes even though the contractual due date of the payments would indicate the amounts are due subsequent to September 30, 2002.

     The Company’s Credit Facility contains certain financial and restrictive covenants. The Company is dependent upon availability under the revolving loan portion of the Credit Facility to meet working capital needs, debt service obligations, capital expenditure needs and other cash flow requirements during 2001. Due to underperformance of the European divisions, the Company is not in compliance with the financial covenants at the Credit Facility at September 29, 2001. Because of this noncompliance, the lenders have the ability to demand payment of all outstanding amounts under the Credit Facility, which if done, would have a material, adverse impact on the Company’s consolidated financial position, results of operations and cash flows as the Company does not have the ability to fulfill such a demand. In addition, if the lenders declared the Credit Facility to be in default, the Subordinated Notes contain cross-default provisions under which the Company would be in default allowing an acceleration of amounts due. Due to the ability of the lenders to demand payment, all amounts outstanding under the Credit Facility and the Subordinated Notes have been included in current portion of long-term obligations in the accompanying Balance Sheet.

Management is currently negotiating to amend the existing Credit Facility (including an increase in available borrowing capacity) or obtain a new credit agreement to replace the existing Credit Facility, as well as investigating other sources of new liquidity. In the event management is not successful, the Company would not have the resources to meet its working capital, debt service and capital expenditure requirements in the near future. Thus, the Company’s ability to continue as a going concern is dependent upon its ability to amend existing debt instruments or obtain new debt instruments which provide additional borrowing capacity.

     The Company’s liquidity requirements consist primarily of working capital needs, capital expenditures, required payments of principal and interest on borrowings under the Credit Facility, required payments of principal and interest on the European debt, required payments of interest on the Senior Notes and Subordinated Notes and principal at maturity.

     The Company’s Credit Facility consists of a Term Note (with an outstanding balance of $20.7 million at September 29, 2001) and a $45 million Revolving Loan (with an outstanding balance of $19.8 million as of September 29, 2001). In January 2001, the Company utilized $5.0 million of the availability under its revolving loan to retire $13.5 million of its Subordinated Notes. At November 14, 2001, availability under the Revolving Loan was $1.0 million.

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

     For the remainder of 2001, the Company has principal payments of $2.0 million due and interest payments are expected to total approximately $2.0 million; however, an additional interest payment of $6.1 million is due on January 2, 2002. The Company expects capital expenditures to approximate $0.5 million for the remainder of 2001. The capital expenditures are associated with expansion of capacity to meet the needs of certain key customers along with normal replacement of existing equipment. The capital expenditures are expected to be financed with cash from operations, supplemented with leasing arrangements and the Revolving Loan.

     The Company’s cash used in operations increased by $1.2 million to $1.6 million for the first thirty-nine weeks of 2001 from $0.4 million for the first thirty-nine weeks of 2000, primarily due to increased losses and a decrease in accrued liabilities, offset by decreases in accounts receivable and inventory. Financing activities required the use of $5.0 million associated with retirement of $13.5 million of the Subordinated Notes. With respect to investing activities, the Company spent $3.2 million to make purchases of property, plant and equipment. Additionally, the Company invested $0.4 million in a joint venture, Brasmolde-Plasticos S.A. in Sao Paulo, Brazil which will serve customers in the technology sector, particularly those in the communications and connectivity industries.

INFLATION AND CHANGING PRICES

     The Company’s sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins, the Company’s principal raw material, are generally passed through to customers, such changes historically have not, and in the future are not expected to have a material effect on Moll’s consolidated financial results; however, such changes could have an impact on an individual division’s results if it cannot pass such changes on to its customers. The only division subject to pricing risk is France as the French automotive industry generally does not accept such increases.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, requires all derivatives to be recognized separately in the statement of financial position and to be measured at fair value. Under SFAS No. 133, the Company’s interest rate swap agreement is considered a derivative. The Company recorded a loss of approximately $2.2 million as of January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statement of Comprehensive Loss to record the interest rate swap agreement at estimated fair value.

     In the thirteen and thirty-nine weeks ended September 29, 2001, the Company recognized a loss of $1.6 million and $2.1 million, respectively due to the change in fair value of the interest rate swap agreement. These amounts have been reflected as interest expense in the accompanying Consolidated Statements of Operations. Additionally, the Company began amortizing the cumulative effect of accounting change resulting in a $0.1 million and $0.3 million charge to interest expense in the thirteen and thirty-nine weeks ended September 29, 2001, respectively. The cumulative effect of accounting change will be amortized over the remaining 52 months of the interest rate swap agreement.

     In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141, which is effective immediately requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142, which is effective beginning on January 1, 2002, provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9.3 million that will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $0.1 million and $0.5 million for the thirteen and thirty-nine weeks ended September 29, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adoption on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In October, 2001, the FASB issues SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also supersedes Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The Company will be required to adopt this statement no later than January 1, 2002 and the impact of adoption on the Company’s results of operations, financial position and cash flows has not been assessed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. The Company has entered into an agreement to fix the interest rate on $50 million related to its Credit Facility. It has not entered into any derivative-hedging transactions to manage its foreign currency risks.

     The Company derived approximately 36% of its 2001 net sales to date from its operations in Europe. The Company prices its products and incurs operating expenses in Europe in the currency of the country in which the product is manufactured and sold and, in the United States, in United States dollars. To the extent that costs and prices are in the currency of the country in which the products are manufactured and sold, the costs and prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     None.

     (b)  Reports on Form 8-K.

     Form 8-K dated September 19, 2001 concerning the Company’s tender offer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: November 19, 2001

AMM HOLDINGS, INC

By: /s/ William W. Teeple

William W. Teeple Chief Financial Officer